Form 10-Q
period 1995-03-31
CUSTOMEDIX CORP
filed 1995-05-11
CIK 26361

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

(MARK ONE)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ------------
Commission file number 1-7081

                             CUSTOMEDIX CORPORATION
              (Exact name of registrants specified in its charter)

         Delaware                                 #22-1844840
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

         P. O. Box 724, 53 North Plains Industrial Road, Wallingford, CT 06492
                    (Address of principal executive offices)
                                   (Zip Code)

                                  203-284-9079
              (Registrant's telephone number, including area code)
        ----------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



  Yes  X     No
      ---       ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Class                             Outstanding at March 31, 1995
Common stock $.01 par value                            3,691,064

Item 1.                              PART I
                             CUSTOMEDIX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================


                                                                                  March 31,             June 30,
                                                                                    1995                  1994
                                                                                 (Unaudited)               (a)
                                                                                 ------------          ------------
                                                   ASSETS
                                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $    162,812         $     477,983
  Accounts receivable, less allowance
   for possible losses of $391,000 and $339,000                                     6,638,995             6,861,308
  Inventory  (Note 3)                                                               7,882,959             6,955,852
  Other                                                                               160,589             1,094,623
                                                                                 ------------          ------------
                   TOTAL CURRENT ASSETS                                            14,845,355            15,389,766

PROPERTY AND EQUIPMENT, less accumulated
  depreciation and amortization of $3,631,442
  and $3,194,465 (Note 6)                                                           3,203,773             3,298,265

EXCESS OF COST OVER NET ASSETS OF BUSINESSES
  ACQUIRED, less accumulated amortization of
  $3,314,746 and $3,013,449                                                         4,910,095             5,211,392

OTHER ASSETS                                                                          503,056               447,910
                                                                                 ------------          ------------
                   TOTAL ASSETS                                                  $  23,462,279         $ 24,347,333
                                                                                 ============          ============
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                          $  3,511,863          $  4,382,285
  Current portion of long-term debt and
    obligations under capital leases (Note 5)                                         976,109             1,281,383
                                                                                 ------------          ------------
                   TOTAL CURRENT LIABILITIES                                        4,487,972             5,663,668

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
  LEASES, less current portion (Note 5)                                             6,539,570             6,987,749

LONG-TERM PENSION OBLIGATION AND OTHER                                              1,763,717             1,567,830
                                                                                 ------------          ------------
                   TOTAL LIABILITIES                                               12,791,259            14,219,247
                                                                                 ------------          ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value - 100,000
    shares authorized; none issued                                                          --                   --
  Common stock, $.01 par - 3,900,000 shares
    authorized; outstanding 3,691,064 and 3,697,299                                    36,911                36,973
  Additional paid-in capital                                                       27,423,057            27,444,217
  Accumulated deficit                                                             (16,788,948)         (17,353,104)
                                                                                 ------------          ------------
                   TOTAL STOCKHOLDERS' EQUITY                                      10,671,020            10,128,086
                                                                                 ------------          ------------
                   TOTAL LIABILITIES AND STOCKHOLDERS'
                       EQUITY                                                    $ 23,462,279          $ 24,347,333
                                                                                 ============          ============

- - --------------------
(a)  Derived from the audited financial statements
See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
================================================================================


                                                 Nine Months Ended
                                                      March 31,
                                           --------------------------------
                                                1995              1994
                                                ----              ----
REVENUES:

    Sales                                   $ 37,124,566      $ 33,813,586
    Other income                                 382,047           369,467
                                            ------------      ------------
                 Total revenues               37,506,613        34,183,053
                                            ------------      ------------
COSTS, EXPENSES AND OTHER:

    Cost of sales                             26,977,964        23,658,510
    Selling, general and administrative
      expenses                                 9,012,817         9,129,370
    Interest expense - net of interest
      income of $121 and $3,716                  666,676           633,915
                                            ------------      ------------
                                              36,657,457        33,421,795
                                            ------------      ------------


      Income before income taxes                 849,156           761,258

PROVISION FOR INCOME TAXES (Note 4)             (285,000)         (200,000)
                                            ------------      ------------


NET INCOME                                  $    564,156      $    561,258
                                            ============      ============
INCOME PER SHARE  (Note 2)                  $        .15      $        .15
                                            ============      ============


See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
================================================================================


                                                 Three Months Ended
                                                      March 31,
                                          ----------------------------------
                                                1995              1994
                                                ----              ----
REVENUES:

    Sales                                   $ 12,909,888      $ 11,851,882
    Other income                                 138,846           127,923
                                            ------------      ------------

                 Total revenues               13,048,734        11,979,805
                                            ------------      ------------
COSTS, EXPENSES AND OTHER:

    Cost of sales                              9,350,884         8,254,311
    Selling, general and administrative
      expenses                                 3,084,106         3,175,158
    Interest expense - net of interest
      income of $121 and $1,259                  224,296           203,586
                                            ------------      ------------
                                              12,659,286        11,633,055
                                            ------------      ------------


      Income before income taxes                 389,448           346,750

PROVISION FOR INCOME TAXES (Note 4)             (100,000)          (85,000)
                                            ------------      ------------


NET INCOME                                  $    289,448      $    261,750
                                            ============      ============
INCOME PER SHARE  (Note 2)                  $        .08      $        .07
                                            ============      ============



See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
================================================================================



                                                              Nine Months Ended
                                                                  March 31,
                                                      -------------------------------
                                                            1995             1994
                                                            ----             ----
Cash flows from operating activities:                  $   564,156      $   561,258
  Net income

 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                         437,132          444,086
      Amortization                                         325,852          337,524
      Stock issued in lieu of compensation                    --             67,187
      Provision for loss on accounts receivable             83,997          102,568
      Loss on disposal of assets                               788             --
      Change in assets and liabilities:
             Accounts receivable                           138,316         (625,748)
             Inventory                                    (927,107)        (747,084)
             Other assets                                  887,570         (138,686)
             Accounts payable and accrued expenses        (870,422)         566,588
             Other liabilities                             195,887          250,306
                                                       -----------      -----------
         Net cash provided by operating
             activities                                    836,169          817,999
                                                       -----------      -----------
Cash flows from investing activities:
         Purchase of property and equipment               (223,485)        (423,786)
                                                       -----------      -----------
Cash flows from financing activities:
         Borrowing from bank                                  --            450,000
         Repayments to banks and others                   (906,638)      (1,294,726)
         Repurchase and retirement of common stock         (21,217)          (1,113)
                                                       -----------      -----------
         Net cash used in financing
             activities                                   (927,855)        (845,839)
                                                       -----------      -----------
         Net decrease in cash and cash equivalents        (315,171)        (451,626)


Cash and cash equivalents, beginning
    of period                                              477,983          773,855
                                                       -----------      -----------
Cash and cash equivalents, end of period               $   162,812      $   332,229
                                                       ============     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for -
         Interest                                      $   717,600      $   684,200
         Income taxes                                      268,700          146,000

    Non-cash transaction -

         Capital lease obligation                          153,185          367,590

See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (UNAUDITED)
================================================================================


Note 1 - Basis of Presentation

               The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Stockholders.

Note 2 - Earnings Per Share


             Income per share was computed based on the weighted average number of common stock and common stock equivalent shares outstanding during each period. There were 3,719,200 and 3,709,600 weighted average shares outstanding for the nine months ended March 31, 1995 and 1994, respectively, and 3,716,100 and 3,709,400 for the three months ended March 31, 1995 and 1994, respectively.

Note 3 - Inventory


             Inventory is summarized as follows:

                             March 31, 1995     June 30,1994
                             --------------     ------------
Finished Products              $4,930,456        $4,362,382
Work-In-Process                   906,067           669,807
Raw Material & Supplies         2,046,436         1,923,663
                               ----------        ----------
Total                          $7,882,959        $6,955,852
                               ==========        ==========

Note 4 - Income Taxes

             Taxes on income represent certain alternative minimum federal and state income taxes. Alternative minimum taxable income is higher than income before income taxes as reported for financial statement purposes due primarily to goodwill amortization which is nondeductible for alternative tax purposes for all periods presented and the timing of recognizing a legal settlement which was recorded for financial statement purposes in the fourth quarter of fiscal 1994, but was not recorded until fiscal 1995 for tax purposes. These factors have resulted in a higher effective tax rate for financial statement purposes for fiscal 1995.

                             CUSTOMEDIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (UNAUDITED)
================================================================================


Note 5 - Long-Term Debt and Obligations Under Capital Leases

         Long-term debt and obligations under capital leases are summarized as follows:

                                        March 31, 1995    June 30, 1994
                                        --------------    -------------
         Term Loan                        $6,444,419        $6,959,363
         Revolving credit facility           300,000           450,000
         Obligations under capital
          leases                             725,102           766,666
         Other                                46,158            93,103
                                          ----------         ---------
                                           7,515,679         8,269,132

         Less current portion                976,109         1,281,383
                                          ----------         ---------

             Total                        $6,539,570        $6,987,749
                                          ==========        ==========

Note 6 - Property and Equipment

         Major classes of property and equipment consist of the following:

                                            March 31, 1995    June 30, 1994
                                            --------------    -------------
         Machinery and equipment              $3,376,268        $3,231,312
         Leasehold improvements                2,092,265         2,041,390
         Furniture and fixtures                1,334,141         1,187,487
         Transportation equipment                 32,541            32,541
                                              ----------        ----------
                      Total                    6,835,215         6,492,730

         Less accumulated depreciation
           and amortization                    3,631,442         3,194,465
                                              ----------        ----------
                                              $3,203,773        $3,298,265
                                              ==========        ==========

Note 7 - Subsequent Event

         On May 1, 1995, the Company's subsidiary, Jeneric/Pentron, Inc. and Martin L. Schulman, Executive Vice-President of Jeneric/Pentron,Inc., entered into an employment agreement which provides for maximum annual payments of salary assuming all bonuses are earned, aggregating approximately $567,000, subject to reduction in certain circumstances, through December 31, 2002. The base salary shall be adjusted annually by the cost of living adjustment provided generally to employees of the Corporation. The agreement also includes provisions pursuant to which 394,328 shares of Customedix Corporation stock held by Mr. Schulman have been purchased by Customedix at a price of $1.50 per share. The purchase price of the shares has been paid by delivery of Customedix's subordinated promissory note, which bears interest at 8% per annum and shall accrue and not be compounded until principal and interest payments begin January 2003. Final maturity of the note is December 31, 2014. Mr. Schulman is President and Chief Operating Officer of Customedix Corporation.

Item 2.                      CUSTOMEDIX CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
================================================================================


Operations

             Sales for the nine months ended March 31, 1995 were $37,124,600 compared to $33,813,600 for the nine months ended March 31, 1994, an increase of $3,311,000, or 9.8%. Approximately $1,500,000 of this increase resulted from an increase in the average cost of certain precious metals found in a significant percentage of the Company's products which increased the selling prices of these products. Sales for the quarter ended March 31, 1995 were $12,909,900 compared to $11,851,900 for the quarter ended March 31, 1994, an increase of $1,058,000 or 8.9%. Approximately $490,000 of this increase resulted from an increase in the average cost of certain precious metals. The balance of the increases was largely attributable to higher sales, both domestic and foreign, of most of the Company's products.

             Gross profit as a percentage of sales was 27.3% for the nine months ended March 31, 1995 compared to 30.0% for the nine months ended March 31, 1994. Gross profit as a percentage of sales was 27.6% for the quarter ended March 31, 1995 compared to 30.4% for the quarter ended March 31, 1994. These decreases of 2.7% and 2.8%, respectively, were partially attributable to the increase in the cost of certain precious metals compared to the prior year, which reduced gross profit as a percentage of sales. These decreases were also caused in part by an increase in the reserve for possibly unsaleable inventory in the first nine months of fiscal 1995 and the write-off of obsolete inventory. Gross profit as a percentage of sales was 28.5% for the fiscal year ended June 30, 1994.

             Selling, general and administrative expenses were $9,012,800 for the nine months ended March 31, 1995 as compared to $9,129,400 for the nine month period last year. Selling, general and administrative expenses were $3,084,100 for the quarter ended March 31, 1995 as compared to $3,175,200 for the quarter last year. These decreases of $116,600 and $91,100, respectively, were due primarily to decreases in legal fees and advertising expenses which were partially offset by increases in payroll expenses, royalties and rent expense.

             Interest expense for the nine months ended March 31, 1995 was $666,800 compared to $637,600 for the nine months ended March 31, 1994. Interest expense for the quarter ended March 31, 1995 was $224,400 compared to $204,800 for the quarter ended March 31, 1994. These increases of $29,200 and $19,600, respectively, were attributable to increases in interest rates which were partially offset by a reduction in long-term debt.

             Income before income taxes was $849,200 for the nine months ended March 31, 1995 compared to $761,300 for the nine months ended March 31, 1994. Income before income taxes was $389,400 for the quarter ended March 31, 1995 compared to $346,800 for the quarter ended March 31, 1994. These increases of $87,900 and $42,600, respectively, were primarily due to a reduction in selling, general and administrative expenses.

                             CUSTOMEDIX CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
================================================================================


             Provision for income taxes was $285,000 for the nine months ended March 31, 1995 compared to $200,000 for the nine months ended March 31, 1994. Provision for income taxes was $100,000 for the quarter ended March 31, 1995 compared to $85,000 for the quarter ended March 31, 1994. These increases of $85,000 and $15,000, respectively, were caused by an increase in required alternative minimum tax provisions, for which no future tax benefit has been recorded.

Impact of Inflation

             Except for changes in precious metals costs as discussed above, the Company experienced only minor inflation-related cost increases which were not a material factor in the increases in expenses for the periods presented. Inflation has not had a material impact on the Company's results of operations since most of the increases in material costs have been passed through to customers.

Liquidity and Capital Resources

             Working capital increased by approximately $631,300 to $10,357,400 at March 31, 1995 from June 30, 1994. This increase was due primarily to earnings of the Company during the period.

             For the nine months ended March 31, 1995, cash generated by operations and cash on hand were primarily used as follows: (i) to reduce debt by approximately $906,600 and (ii) to purchase property and equipment totaling approximately $223,500.

             As of March 31, 1995, the Company was in compliance with all of the financial covenants contained in the loan agreement, as amended, with the Company's principal lending bank (the "Bank"). The loan is scheduled to mature on January 2, 1997. On October 29, 1993 the Company finalized a $600,000 Revolving Line of Credit with its Bank which, as amended, matures on November 30, 1995. Prior to October 29, 1993, the term loan had interest at 1 1/4% above the Bank's index rate. From October 29, 1993 to November 9, 1994, both of the above borrowings had interest at 1% above the Bank's index rate. This rate was reduced to 1/4% above the Bank's index rate as of November 9, 1994.

                             CUSTOMEDIX CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
================================================================================


             The Company expects significant demands on cash during the next twelve months as a result of anticipated advertising expenses and anticipated additional federal alternative minimum taxes and state income taxes. In addition, because of the level of the Company's debt, a significant portion of its cash flow will continue to be used to repay debt. This substantial use of cash limits the available funds for general working capital purposes, product research and marketing, as well as funds that can be expended on new facilities and capital equipment expansion. Furthermore, the ability of the Company to expand operations through mergers or acquisitions is limited by the lack of available cash with which to fund such activities.

Future Outlook

             The Company expects to continue to incur high expenses in the areas of new product development and research and product introduction. The Company expects these efforts will primarily focus on dental products, and the associated expenses could contribute to reduced earnings. In addition, the dental products market faces increasing competition and profitability pressures, both in domestic and foreign markets. Accordingly, the Company may experience further reduction in its margins on certain dental products. The Company is highly leveraged and any significant increase in interest rates could materially and adversely affect the Company's profitability and cash flow.

             The Company expects to use the balance of its available net operating loss carryforwards in fiscal 1995 and may incur substantial federal and state income tax expense. Although the Company has substantial federal tax credit carryforwards, it will incur this expense due to required alternative minimum tax provisions.

                                     PART II
                             CUSTOMEDIX CORPORATION
                                OTHER INFORMATION
================================================================================

Item 1.      Legal Proceedings

             There has been no material change from the information set forth in
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and Item 1 under the caption "Legal Proceeding" of the
December 31, 1994 Form 10-Q except as follows:

             Jeneric/Pentron Incorporated was summoned to appear in court in Italy in response to a claim by Synspar & Pentron Dental Products, s.r.l. (Synspar) which seeks an injunctive order specifically to enforce an alleged distributorship agreement. The Company has contested jurisdiction, denied that it has any obligation regarding the alleged distributorship, and is pursuing a declaratory judgment action against Synspar in U.S. District Court in Connecticut, in which it seeks a declaration that it has no such obligation and in which it has obtained a default against Synspar because of its failure to appear. Currently, Synspar has made no damage claim.

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits:    One

                  (10)(c)(v) Employment Agreement, dated January 1, 1995, between Jeneric/Pentron Incorporated and Martin
                               L. Schulman, together with Confidentiality
                               Agreement, Promissory Note, Subordination
                               Agreement,and Continuing Unconditional Guarantee Agreement.

             (b)  Reports on Form 8-K:  None

                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 1995                                Customedix Corporation
- - ------------                                ------------------------
Date                                        Registrant

                                            /s/Gordon S. Cohen
                                            ------------------------
                                            Gordon S. Cohen
                                            Chairman and Chief Executive Officer

                                            /s/Barry L. Kosowsky
                                            ------------------------
                                            Barry L. Kosowsky
                                            Principal Financial Officer
                                            Principal Accounting Officer