Form 10-K
period 1995-06-30
CUSTOMEDIX CORP
filed 1995-09-28
CIK 26361

                             CUSTOMEDIX CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For The Fiscal Year Ended June 30, 1995

                                       OR

/ /     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

For the Transition Period From ____________________ to ___________________

Commission File No. 1-7081


                             CUSTOMEDIX CORPORATION
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                             22-1844840
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                        Identification number)

      53 NORTH PLAINS INDUSTRIAL ROAD
         WALLINGFORD, CONNECTICUT                                06492
(Address of principal executive offices)                      (Zip Code)

registrant's telephone number, including area code:  (203) 284-9079

Securities registered pursuant to Section 12 (b) of the Act:

                                           Name of each exchange
Title of each class                        on which registered
-------------------                        ---------------------

Common Stock, $.01 par value               American Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:

                                             NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes /X/ No / /.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

         The aggregate market value of voting stock held by non-affiliates* of the Registrant on August 31, 1995 was $3,728,373, based upon the closing price of the Registrant's common stock, as reported by the American Stock Exchange.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

          Class                              Outstanding at August 31, 1995
          -----                              ------------------------------

Common Stock, $.01 par value                          3,296,286


-----------------------------
*Holders of less than 10% of the Company's Common Stock who are not directors or officers of the Company are not deemed by Management to be affiliates for purposes of this calculation.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for its November 6, 1995 Annual Meeting of Stockholders are incorporated by reference into Parts I and III of this Annual Report on Form 10-K.


                                    1A

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Customedix Corporation (the "Company") is a Delaware corporation incorporated in 1968 which is engaged in two principal industry segments: Dental health care products and medical health care products. Dental products consist of a wide variety of precious and non-precious metal casting alloys, amalgams, impression materials, porcelains and composites and are manufactured, distributed and marketed primarily by the Company's direct and indirect wholly-owned subsidiaries, Jeneric/Pentron, Incorporated ("Jeneric/Pentron"), Technical Education, Inc. ("TEI") and American Thermocraft Corporation ("ATC").

         Medical disposables are produced, distributed and marketed by the Company's wholly-owned subsidiary, Transidyne General Corporation
("Transidyne").

         For information relating to sales, operating income (loss) and identifiable assets of the Company's business segments, and foreign sales during each of the Company's last three fiscal years, see Notes 10 and 11 of "Notes to Consolidated Financial Statements".

DENTAL PRODUCTS

         Jeneric/Pentron is engaged in the development, manufacture, distribution, and sale of products to the dental health care market. After first establishing itself as a supplier of casting alloys to dentists and dental laboratories, Jeneric/Pentron extended its marketing and sales programs to include other materials such as composites and porcelains as well as the sale of related equipment used in applying these materials. Jeneric/Pentron now also distributes porcelain furnaces and titanium casting equipment and related products for dental restorations.

         Jeneric/Pentron's principal product line is casting alloys for bridges, crowns, inlays and other items used in the restoration and reconstruction of teeth and for tooth support structures. Jeneric/Pentron currently offers approximately 75 mixtures of precious metals made by vacuum induction melting and pouring processes. A wide variety of alloys using non-precious metals such as high purity nickel/chrome blends is also offered. Jeneric/Pentron also supplies amalgams as well as composite and porcelain products which are used extensively for cosmetic applications and for reconstruction and restoration of teeth. Composites, in many instances, are now being substituted for amalgam (metal blend) fillings and replacing cast alloys in inlays. Porcelains are also being used extensively as a replacement for amalgams in fillings and caps and in the construction of bridgework.

         Jeneric/Pentron also produces a line of dental impression materials as well as proprietary and non-proprietary composite and porcelain products used for repair and reconstruction of teeth and for cosmetic applications, including Synspar(R), a synthetic porcelain, and Optec(hsp)(TM), its high strength porcelain.

         The Company's subsidiary, ATC, is the manufacturer of Synspar(R) and Optec(TM) as well as a manufacturer of other high quality ceramic materials for dental health care applications.

MEDICAL PRODUCTS

         Transidyne is engaged in the assembly and sale of medical disposables. The main products are custom kits and a sterile, disposable fetal blood collection kit used to collect a blood sample from the fetus during delivery. This sample is used for pH measurements, and the resulting diagnostic information is used by the obstetrician in determining whether to proceed with a Cesarean section or to allow the birth to proceed normally.

         Transidyne entered into a license agreement pursuant to which it granted an exclusive world-wide license for the technical know-how, trade secrets and patents relating to Transidyne's fetal blood monitor device and accessory products. The license provides for a royalty of 5% of sales through June 28, 1997 (the date the design patent expires), at which time the license becomes irrevocable and royalty free. Transidyne received approximately $130,000, $159,000, and $181,000 in such royalties during fiscal 1995, 1994 and
1993, respectively.

MARKETING

         The Company's dental products are sold to approximately 21,000 customers throughout the United States, Canada and foreign countries. Domestic sales are primarily through telemarketing, direct mail and solicitations. Foreign sales are primarily through distributors. Foreign sales for dental products increased to approximately 18.7% of consolidated sales in fiscal 1995 from approximately 18.6% of sales in 1994. Foreign sales for dental products decreased to approximately 18.6% of consolidated sales in fiscal 1994 from approximately 21.0% of sales in 1993. For the three fiscal years ended June 30, 1995, 1994 and 1993, foreign sales were approximately $9,440,000, $8,689,000, and $8,619,000, respectively. Operating income from foreign sales of dental products, before interest, taxes, and corporate administrative fees, was approximately $443,000, $444,000 and $539,000, respectively. Operating income percentages on foreign sales are substantially the same as for domestic sales. Most foreign sales are made to Europe and Asia. See Note 11 of "Notes to Consolidated Financial Statements".

         Medical products are marketed directly and through selected representatives, telemarketing and direct mail solicitations to health care suppliers and hospitals. Currently, there are no significant foreign sales of medical products.

         No customer accounted for more than ten percent of the Company's or any of its segments sales on a consolidated basis in fiscal 1995.

COMPETITION

         The Company faces substantial competition in the dental and medical products markets.

         The Company's dental health care products compete with the products of approximately 25 principal competitors. Many competitors are larger in size and have substantially greater business and financial resources. Some of these competitors are public companies or divisions of large public companies, such as Dentsply International, Inc., Baker Division of Englehard Industries and 3M Dental Products, and others, such as Williams Gold Company, Inc. and Jensen Industries, Inc., are privately owned. Despite the greater resources of many of these competitors, the Company believes its dental products can compete favorably on quality, service and price.

         Medical health care products are also a highly competitive business. There are numerous competitors, many of which are large companies with substantially greater business and financial resources. The Company believes, however, its medical products can compete on price, quality and service.

SOURCES OF COMPONENT PARTS AND RAW MATERIAL

         The Company procures its raw materials primarily from domestic sources. The Company is generally not dependent upon any single supplier or a few suppliers for most of its raw material or finished goods requirements and does not anticipate any difficulties in filling its raw material or finished goods needs.

         A substantial amount of the products sold by the Company employ precious metals. Prices of precious metals have been volatile in recent years. A substantial change in the market price of these metals may affect the Company's revenues and profits. The Company has alternative materials which can be substituted during periods when precious metal costs are high.

BACKLOG

         The Company has no material backlog of firm orders because substantially all of its orders are filled within thirty days.

EMPLOYEES

         At August 31, 1995, the Company employed 166 persons. On a Company-wide basis, 43 employees were engaged in sales and marketing, 54 were engaged in administrative or clerical capacities, and 69 employees were engaged in manufacturing. The Company believes that its employee relations are satisfactory.

PATENTS, COPYRIGHTS AND TRADEMARKS

The Company believes that the names of its various operating subsidiaries have acquired commercial significance which has helped to enhance the reputation of these companies in their respective industries and trade areas. Certain of the Company's product names have also acquired commercial significance and are protected by registered marks and trademarks, but no one mark is deemed material to the Company's business.

         The Company has several patents on its products, but does not deem any one patent to be material to its business at the present time.

SEASONALITY

The dental segment usually experiences lower revenues in the first quarter of its fiscal year. The Company believes this decrease is primarily due to a general slow down in dental care needs over the summer months.

RESEARCH AND DEVELOPMENT

The dental health care products segment maintains an active research and development program relating to new products and materials as well as new alloying, blending and application techniques. Furthermore, Jeneric/Pentron sponsors, through the issuance of grants to various universities and graduate schools, additional research and development programs in related product areas. During fiscal 1995, 1994 and 1993, the dental segment expended approximately $1,047,000, $1,058,000, and $1,029,000, respectively, on research and development and new product programs.

         The Company's medical products subsidiary has not expended significant funds for research and development or new product programs.

REGULATION

         Environmental. Certain toxic, flammable, corrosive or reactive materials used in manufacturing the Company's products are classified by the federal and state governments as "hazardous materials". Use of these substances is regulated by the Environmental Protection Agency and by other state and local agencies which require reports, monitor emissions and use and disposal of hazardous substances, and inspect the Company's facilities to monitor compliance. The Company's manufacturing facilities are also periodically inspected by the Occupational Safety and Health Administration and by state and local health and safety inspection agencies and departments.

         The Company's cost of compliance with applicable federal, state and local regulations relating to the environment is not, at this time, expected to have a material effect upon its capital expenditures, earnings or competitive position during the current fiscal year. However, the potential liability for cleanup costs associated with changes in existing laws and regulations or enforcement policies or a sale, change in ownership of the Company or certain of its subsidiaries, or termination of operations at any of the Company's other manufacturing facilities may engender compliance costs which could have a material adverse effect on the Company's financial condition.

         FDA Compliance. Because many of the products manufactured by the Company are bonded to, placed in or otherwise attached to the various parts of the body, they must be registered with the United States Food and Drug Administration.

ITEM 2.   PROPERTIES

         The Company's principal executive offices are located in the offices of its principal subsidiary, Jeneric/Pentron, Incorporated, at 53 North Plains Industrial Road, Wallingford, Connecticut as described below:

         The following information relates to the locations occupied by the Company's principal subsidiaries:

                          Subsidiary               Type of                   Approximate
Location                    Name                   Facility                  Square Footage
--------                    ----                   --------                  --------------

Wallingford,              Jeneric/Pentron          Manufacturing             54,000
Connecticut                                        and Offices

Somerset,                 ATC                      Manufacturing             17,100
New Jersey                                         and Offices

Spartanburg,              Transidyne               Assembly and              19,400
South Carolina                                     Offices

-----------------------------

         The above leases are net leases, and the lessees are obligated to pay for taxes, utilities and certain other charges.

         Management believes that these facilities are adequate and suitable for the operation of the Company's business.

ITEM 3.   LEGAL PROCEEDINGS

         There are no material legal proceedings pending or threatened against the Company or its properties.

         There has been no material change in the information set forth in
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and Item 1 under the caption "Legal Proceedings" in the Reports on Form 10-Q filed for the periods ended September 30, 1994, December 31, 1994 and March 31, 1995, except as follows:

         Jeneric/Pentron Incorporated has been summoned to appear in court in Italy in response to litigation filed by Synspar & Pentron Dental Products, s.r.l. (Synspar) in which money damages are claimed as a result of an alleged breach by Jeneric/Pentron Incorporated of a distributorship agreement. Previously, Jeneric/Pentron Incorporated obtained by default in the U.S. District Court in Connecticut, a declaratory judgment against Synspar, to the effect that it has no obligation to Synspar. The Company intends to contest jurisdiction in Italy and intends vigorously to contest that it has any obligation to Synspar relating to the alleged distributorship agreement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

            Not Applicable.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages, positions held with the Company, periods of service as a director, principal occupations, business experience and other directorships of the Company's directors are set forth in the Company's Proxy Statement for its November 6, 1995 Annual Meeting of Stockholders under the caption "Election of Directors". The above information is incorporated herein by reference.

         The following sets forth information concerning the executive officers of the Company:

                        EXECUTIVE OFFICERS OF THE COMPANY

NAME                        AGE                     POSITION
--------------------------------------------------------------------------------
Gordon S. Cohen             58         Chairman of the Board and Chief
                                         Executive Officer
Martin L. Schulman          58         President and Chief Operating Officer,
                                         Director
Barry L. Kosowsky           42         Treasurer, Chief Financial Officer and
                                         Secretary

-----------------------------
         Dr. Gordon S. Cohen was elected to the Board in 1987 and was also elected Chairman of the Company at that time. Dr. Cohen was elected Chief Executive Officer in May, 1989. Dr. Cohen has been Chairman, President and Treasurer of the Company's subsidiary, Jeneric/Pentron, since 1975. From 1968 to 1976, Dr. Cohen served in various positions at Yale University School of Medicine, including Assistant Professor of Pathology and Assistant Clinical Professor of Pathology.

         Martin L. Schulman was elected to the Board in 1987 and was appointed as a Vice President of the Company at that time. In May, 1989, Mr. Schulman was elected as President and Chief Operating Officer. Mr. Schulman has been Executive Vice President and Secretary of Jeneric/Pentron since 1977.

         Barry L. Kosowsky has been Treasurer since July 1, 1993 and Secretary since December 7, 1992. He served as Assistant Treasurer from 1989 to 1993 and was Assistant Secretary of the Company from 1990 to 1992. Mr. Kosowsky has also served as Assistant Treasurer of Jeneric/Pentron since 1990 and Controller since 1988.

         Dr. Cohen, Mr. Schulman and Mr. Kosowsky also serve as directors and/or officers of various Company subsidiaries.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The principal market on which the Company's Common Stock is traded is the American Stock Exchange ("AMEX") under the symbol CUS. The following chart sets forth the high and low sales prices for the Company's Common Stock as reported on the AMEX Composite tape for the periods indicated.

                               COMMON STOCK PRICES

FISCAL YEAR                           HIGH                          LOW
-----------                           ----                          ---
    1994
First Quarter                         $3                           $2-1/4
Second Quarter                         2-15/16                      2-1/4
Third Quarter                          3-1/8                        2-3/8
Fourth Quarter                         3                            2-3/8

    1995
First Quarter                          4-3/8                        2-5/16
Second Quarter                         3-9/16                       2-9/16
Third Quarter                          3-1/16                       2-3/8
Fourth Quarter                         3                            2-1/4

-----------------------------

         On August 31, 1995, the last closing sale price per share of the Common Stock was $2-9/16.

DIVIDENDS

         The Company has never paid cash dividends on its Common Stock. It is expected that the Company's policy of employing earnings to reduce outstanding debt and to fund future growth will be continued. The Company's Loan and Security Agreement with its bank prohibits the payment of any cash dividends by the Company without the prior consent of the bank.

STOCKHOLDERS

         At August 31, 1995, the approximate number of common stockholders of record was 2,200.

STOCK TRANSFER AGENT

         The Company's stock transfer agent is American Stock Transfer & Trust Company.

ITEM 6.

                             CUSTOMEDIX CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                FOR THE YEARS ENDED JUNE 30,

                                         1995              1994           1993              1992             1991
                                         ----              ----           ----              ----             ----


Revenues(a)                             $51,087          $47,307         $41,823          $37,342           $36,684
                                        =======          =======         =======          =======           =======

Income from
Continuing Operations(a)                $   888          $ 1,021         $   738          $   652           $ 1,230

Income(Loss) from
Discontinued Operation                       --               --              --           (2,194)             (387)
                                        -------          -------         -------          -------           -------

Net Income (Loss)                       $   888          $ 1,021         $   738          $(1,542)          $   843
                                        =======          =======         =======          =======           =======

Weighted Average Number
of Shares Outstanding(b)                  3,646            3,735           3,726            3,431             3,280
                                        =======          =======         =======          =======           =======

Income(Loss) per Share:
 Continuing Operations(a)               $   .24          $   .27         $   .20          $   .19           $   .38
 Discontinued Operation                      --               --              --             (.64)             (.12)
                                        -------          -------         -------          -------           -------

Income (Loss) per Share                 $   .24          $   .27         $   .20          $  (.45)          $   .26
                                        =======          =======         =======          =======           =======

Cash Dividends Declared
per Share                               $    --          $    --         $    --          $    --           $    --
                                        =======          =======         =======          =======           =======

Total Assets                            $23,396          $24,347         $22,641          $22,120           $25,648
                                        =======          =======         =======          =======           =======

Long-term Debt and
Capital Lease
Obligations                             $ 6,824          $ 6,988         $ 7,908          $ 9,050           $12,012
                                        =======          =======         =======          =======           =======

----------------------------------------

(a) Does not include the operations of Automatic Injection Molding, Inc. which was discontinued effective December 31, 1991.
(b) As adjusted for the effect of the one-for-ten reverse stock split declared by the board of directors in May 1991 for stockholders of record on November 4, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                FISCAL YEAR ENDED JUNE 30, 1995 VS. JUNE 30, 1994

OPERATIONS

         Sales for the fiscal year ended June 30, 1995 were $50,568,600 versus $46,742,900 for the fiscal year ended June 30, 1994, an increase of $3,825,700, or 8.2%. Approximately $2,100,000 of this increase resulted from an increase in the average cost of certain precious metals found in a significant percentage of the Company's products which increased the selling prices of these products. The balance of the increase was largely attributable to higher sales, both domestic and foreign, of most of the Company's dental products. These increases offset a $387,000 decrease in sales of custom kits at the Company's subsidiary, Transidyne General Corporation.

         Other income for the fiscal year ended June 30, 1995 was $518,500 versus $564,100 for the fiscal year ended June 30, 1994. This decrease of $45,600 was entirely attributable to an $86,000 settlement of a lawsuit in fiscal year ended June 30, 1994, offset in part by a reduction in royalty income.

         Gross profit as a percentage of sales was 26.5% for fiscal year ended June 30, 1995 versus 28.5% for fiscal year ended June 30, 1994. This decrease of 2.0% was partially attributable to the increase in the average cost of certain precious metals compared to the prior year, which reduced gross profit as a percentage of sales. This decrease was also caused in part by the write-off of obsolete inventory.

         Selling, general and administrative expenses as a percentage of sales for the fiscal year ended June 30, 1995 was 23.7% compared to 25.5% for the fiscal year ended June 30, 1994. This decrease of 1.8% was primarily attributable to the increased sales caused by the increase in the average cost of certain precious metals. In total, selling, general and administrative expenses increased $49,500 in fiscal 1995 compared to fiscal 1994. The increase was due primarily to increases in advertising expenses and royalty payments which were partially offset by a decrease in legal fees, net of reimbursements.

         Interest expense for the fiscal year ended June 30, 1995 was $903,000 versus $851,400 for the fiscal year ended June 30, 1994, an increase of $51,600. This increase was attributable to an increase in interest rates and was partially offset by a reduction in long-term debt.

         Provision for income taxes was $165,000 for the fiscal year ended June 30, 1995 versus $90,000 for the year ended June 30, 1994. This increase of $75,000 was primarily attributable to an increase in required alternative minimum tax provisions, which was partially offset by a reversal of valuation allowances related to deferred tax assets of $170,000 which was recorded in the year ended June 30, 1995.

         Net income for the fiscal year ended June 30, 1995 was $887,900 versus $1,020,900 for the year ended June 30, 1994. This decrease of $133,000 is primarily due to the increase in provision for income taxes discussed above, and the nonrecurring legal settlement of $86,000 in the fiscal year ended June 30, 1994.

         Net income per share for the fiscal year ended June 30, 1995 was $.24 versus $.27 for the fiscal year ended June 30, 1994. Per share earnings were based upon the weighted average number of common stock and common stock equivalent shares outstanding of 3,646,200 and 3,734,700 for the fiscal years ended June 30, 1995 and 1994, respectively.

                FISCAL YEAR ENDED JUNE 30, 1994 VS. JUNE 30, 1993

OPERATIONS

         Sales from continuing operations for the fiscal year ended June 30, 1994 were $46,742,900 versus $41,084,400 for the fiscal year ended June 30, 1993, an increase of $5,658,500, or 13.8%. This increase was primarily attributable to an increase in the average cost of certain precious metals found in a significant percentage of the Company's products. This increased the selling prices of such products and increased sales approximately $3,200,000 for the fiscal year ended June 30, 1994. Approximately $1,123,700 of the increase in sales was due to a higher level of dental sales as a result of an acquisition in February 1993. In addition, approximately $875,200 of this increase in sales was due to additional medical sales of the Company's subsidiary, Transidyne General Corporation.

         Other income for the fiscal year ended June 30, 1994 was $564,100 versus $738,700 for the fiscal year ended June 30, 1993. This decrease of $174,600 was entirely attributable to a difference in litigation settlement amounts. In the fiscal year ended June 30, 1993, the Company received settlements of approximately $275,000, net of associated expenses, from the favorable resolution of two lawsuits, as compared to the fiscal year ended June 30, 1994, where the Company received $86,000 in settlement of a lawsuit.

         Gross profit as a percentage of sales was 28.5% for fiscal year ended June 30, 1994 versus 30.4% for fiscal year ended June 30, 1993. This decrease of 1.9% was primarily attributable to the increase in the average cost of certain precious metals compared to the prior year, which reduced gross profit as a percentage of sales.

         Selling, general and administrative expenses as a percentage of sales for the fiscal year ended June 30, 1994 was 25.5% compared to 27.3% for the fiscal year ended June 30, 1993. This decrease of 1.8% was entirely attributable to the increased sales caused by the increase in the average cost of certain precious metals. In total, selling, general and administrative expenses increased $699,500 in fiscal year 1994 compared to fiscal 1993. Approximately $143,500 of this increase was due to the inclusion of expenses associated with the Company's new dental subsidiary for the entire year ended June 30, 1994, versus five months for the year ended June 30, 1993. The balance of this increase was due primarily to increases in legal fees, net of reimbursements, payroll and rent expenses.

         Interest expense for the fiscal year ended June 30, 1994 was $851,400 versus $951,400 for the fiscal year ended June 30, 1993, a decrease of $100,000. This decrease was attributable to reductions in both long-term debt and lower interest rates that prevailed during most of the period, a portion of which related to the Company's retirement in fiscal

1994 of the 15% convertible subordinated debentures which were outstanding at June 30, 1993.

         Provision for income taxes was $90,000 for the fiscal year ended June 30, 1994 versus $362,000 for the year ended June 30, 1993. This decrease of $272,000 was primarily attributable to reduced state tax provisions upon obtaining a favorable resolution of a State of Connecticut tax assessment.

         Net income for the fiscal year ended June 30, 1994 was $1,020,900 versus $738,100 for the year ended June 30, 1993. This increase of $282,800 is primarily due to the decrease in provision for income taxes discussed above.

         Net income per share for the fiscal year ended June 30, 1994 was $.27 versus $.20 for the fiscal year ended June 30, 1993. Per share earnings were based upon the weighted average number of common stock and common stock equivalent shares outstanding of 3,734,700 and 3,726,000 for the fiscal years ended June 30, 1994 and 1993, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

         Except for changes in precious metal costs as discussed above, the Company experienced only minor inflation-related cost increases which were not a material factor in the comparison of expenses with respect to the periods presented. Inflation has not had a material impact on the Company's results of operations since most of the increases in material costs have been passed through to customers.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased by $914,500 to $10,640,600 at June 30, 1995 as compared to $9,726,100 at June 30, 1994. This increase was primarily due to earnings of the Company.

         For the fiscal year ended June 30, 1995, cash generated by operations totaling $1,140,500 and cash on hand at the beginning of the year were used primarily as follows: (i) to reduce debt by approximately $1,106,100, and (ii) to purchase property and equipment totaling $323,400. As of June 30, 1995, the Company was in compliance with all of the financial covenants contained in the loan agreement, as amended, with the Company's principal lending bank (the "Bank"). The loan is scheduled to mature on January 2, 1997. On October 29, 1993, the Company finalized a $600,000 Revolving Line of Credit with its Bank which, as amended, matures on November 30, 1995. Prior to October 29, 1993, the term loan had an interest rate of 1 1/4% above the Bank's index rate. From October 29, 1993 to November 9, 1994, both of the above borrowings had interest rates 1% above the Bank's index rate. This rate was reduced to 1/4% above the Bank's index rate as of November 9, 1994.

         Based on current plans, which are subject to change depending on business conditions, capital expenditures in fiscal 1996 are expected to total approximately $500,000, of which approximately $250,000 will be funded by capital leases and the balance through cash provided by operations. The Company also anticipates spending approximately $1,100,000 on research and development activities. The source of funds for these expenditures is expected to be cash generated by operations.

         The Company expects significant demands on cash during the next twelve months as a result of anticipated advertising expenses and anticipated federal alternative minimum taxes and state income taxes. In addition, because of the Company's substantial debt burden, a significant portion of cash flow will continue to be used to repay debt. This substantial use of cash limits the funds available for general working capital purposes, product research, marketing, as well as funds that can be expended on new facilities and capital equipment. Furthermore, the ability of the Company to expand operations through mergers or acquisitions is limited by the lack of available cash with which to fund such activities.

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

         The Company may incur substantial federal and state income tax expense due to the use of its available net operating loss carryforwards in fiscal 1995. Although the Company has substantial federal tax credit carryforwards, it will incur this expense due to required alternative minimum tax provisions.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements listed in the accompanying Index to Financial Statements are included herein and filed as part of this Report.

ITEM 9.          DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None

                                    PART III

SEE INFORMATION UNDER THE CAPTION EXECUTIVE OFFICERS OF THE REGISTRANT IN
PART I.

ITEM 11.         EXECUTIVE COMPENSATION

         Information concerning management remuneration is set forth in the Company's Proxy Statement for its November 6, 1995 Annual Meeting of the Stockholders under the caption "Executive Compensation". The above information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT

         Information concerning owners of 5% or more of the Company's Common Stock and ownership of the Company's Common Stock by its directors and officers is set forth in the Company's Proxy Statement for its November 6, 1995 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management". The above information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS

         Information concerning certain relationships and related transactions of directors, officers and owners of 5% or more of the Company's Common Stock is set forth in the Company's Proxy Statement for its November 6, 1995 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions". The above information is incorporated herein by reference.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K

                 (a)      Documents filed as part of this report:
                          (1)     Financial Statements.

         The following audited consolidated financial statements of the Company for the year ended June 30, 1995 are filed herewith in response to Item 8:

                 Report of Independent Public Accountants
                          Arthur Andersen LLP

                 Consolidated Balance Sheets as of June 30, 1995 and 1994

                 Consolidated Financial Statements for the years ended June 30, 1995, 1994 and 1993 -

                          Statements of Operations
                          Statements of Stockholders' Equity
                          Statements of Cash Flows

                 Notes to Consolidated Financial Statements

                          (2)     Financial Statement Schedules

                 Report of Independent Public Accountants
                          Arthur Andersen LLP

                 Schedule submitted:

                 II-      Valuation and Qualifying Accounts for
                          the Years Ended June 30, 1995, 1994 and 1993


Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is given in the consolidated financial statements, including the notes thereto.

                 (b)      Reports on Form 8-K:     None.

                 (c)      Exhibits

Exhibit
Number           Description
------           -----------

3 (a) Restated Certificate of Incorporation. (Incorporated by reference to Appendix A of Proxy Statement for November 4, 1991, Annual Meeting of Stockholders.)

3 (b) By-laws, as amended. (Incorporated by reference to Exhibit 6(a) (ii) of Report on Form 10-Q for quarter ended March 31, 1993.)

10 (a) (i)       Lease Agreement between Jeneric/Pentron Incorporated
                 (formerly Jeneric Industries, Inc.), Pentron Corporation and
                 Wallingford Property Associates dated December 23, 1986 re 125
                 No. Plains Industrial Road. (Incorporated by reference to
                 Exhibit 10 (a) (i) of Report on Form 10-K for fiscal year ended
                 June 30, 1993.)

10 (a) (ii)      Lease Agreement between Jeneric/Pentron Incorporated (formerly
                 Jeneric Industries, Inc.), Pentron Corporation and Wallingford
                 Property Associates dated December 23, 1986 re 53 No. Plains

                 Industrial Road.  (Incorporated by reference to Exhibit 10 (a)
                 (ii) of Report on Form 10-K for fiscal year ended June 30, 1993.)

10 (a) (iii)     Agreement of Amendment and Renewal of Leases between
                 Jeneric/Pentron Incorporated and Wallingford Property
                 Associates dated October 4, 1991. (Incorporated by reference to
                 Exhibit 10 (a) (iii) of Report on Form 10-K for fiscal year ended June 30, 1993.)

10 (b) (i)       Employment Agreement between Jeneric/Pentron Incorporated
                 (formerly Jeneric Industries, Inc.) and Gordon S. Cohen, as amended through May 8, 1989. (Incorporated by reference to Exhibit 10 (b) (i) of Report on Form 10-K for fiscal year ended
                 June 30, 1993.)

10 (c) (i)       Employment Agreement between Jeneric/Pentron Incorporated
                 (formerly Jeneric Industries, Inc.) and Martin L. Schulman, as amended through May 8, 1989. (Incorporated by reference to Exhibit 10 (c) (i) of Report on Form 10-K for fiscal year ended
                 June 30, 1993.)

10 (c) (v)       Employment Agreement, dated January 1, 1995, between
                 Jeneric/Pentron Incorporated and Martin L. Schulman, together with Confidentiality Agreement, Promissory Note, Subordination
                 Agreement, and Continuing Unconditional Guarantee Agreement.
                 (Incorporated by reference to Exhibit 10 (c) (v) of Report on
                 Form 10-Q for the quarter ended March 31, 1995.)

10 (d) (i)       Debt Consolidation Facility between Customedix Corporation
                 (and its subsidiaries) and New Jersey National Bank dated April
                 10, 1989. (Incorporated by reference to Exhibit 10 (f) (i) of
                 Report on Form 10-K for fiscal year ended June 30, 1989.)

10 (d) (ii)      Amendment to Debt Consolidation Facility dated May 1, 1989.
                 (Incorporated by reference to Exhibit 10 (f) (ii) of Report on
                 Form 10-K for fiscal year ended June 30, 1989.)

10 (d) (iii)     Third Amendment to Debt Consolidation Facility dated
                 February 28, 1991. (Incorporated by reference to Exhibit 10
                 (d) <iii> of Report on Form 10-K for fiscal year ended
                 June 30, 1991.)

10 (d) (iv)      Fourth Amendment to Debt Consolidation Facility dated June 30,
                 1992. (Incorporated by reference to Exhibit 10 (d) (iv) of
                 Report on Form 10-K for fiscal year ended June 30, 1992.)

10 (d) (v)       Fifth Amendment to Debt Consolidation Facility dated
                 February 1, 1993. (Incorporated by reference to Exhibit 6
                 (a) (i) of Report on Form 10-Q for the quarter ended
                 December 31, 1992.)

10 (d) (vi)      Sixth Amendment to Debt Consolidation Facility dated October
                 29, 1993. (Incorporated by reference to Exhibit 10 (d) (vi) of
                 Report on Form 10-K for fiscal year ended June 30, 1994.)

10 (d) (vii)     Amendment to Debt Consolidation Facility dated November 2,
                 1994. (Filed with this document.)

21               List of Operating Subsidiaries. (Filed with this document.)


Copies of the exhibits shall be furnished upon request at a cost of $5.00 per exhibit to cover postage, duplicating and handling charges. Please address your request to Investor Relations: Customedix Corporation, 53 North Plains Industrial Road, Wallingford, CT 06492.

Note: Custom Energy Services, Inc. is the former name of Customedix Corporation.

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CUSTOMEDIX  CORPORATION

                                                  BY:s/s GORDON S. COHEN
                                                     --------------------------
                                                     GORDON S. COHEN, CHAIRMAN
DATED: SEPTEMBER 22, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature                         Title                     Date
---------                         -----                     ----

Principal Executive               Chairman
Officer:

s/s  Gordon S. Cohen
--------------------
GORDON S. COHEN                                             September 22, 1995

Principal Financial
Officer:                          Treasurer
Principal Accounting
Officer:

s/s  Barry L. Kosowsky
----------------------
BARRY L. KOSOWSKY                                           September 22, 1995


     Directors:
     ----------

s/s  Gordon S. Cohen
--------------------
GORDON S. COHEN                   Director                  September 22, 1995

s/s  Martin L. Schulman
-----------------------
MARTIN L. SCHULMAN                Director                  September 22, 1995

s/s  William T. Fitch
---------------------
WILLIAM T. FITCH                  Director                  September 22, 1995

s/s Elry C. Bird
----------------
ELRY C. BIRD                      Director                  September 22, 1995

s/s  Robert S. Cooper
---------------------
ROBERT S. COOPER                  Director                  September 22, 1995

s/s  David H. Leigh
-------------------
DAVID H. LEIGH                    Director                  September 22, 1995

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Financial Statements -

        Report of Independent Public Accountants                          F-2

        Consolidated Balance Sheets as of
          June 30, 1995 and 1994                                          F-3

        Consolidated Statements of Operations for
          the Years Ended June 30, 1995, 1994 and 1993                    F-5

        Consolidated Statements of Stockholders'
          Equity for the Years Ended June 30, 1995,
          1994 and 1993                                                   F-6

        Consolidated Statements of Cash Flows for
          the Years Ended June 30, 1995, 1994 and 1993                    F-7

        Notes to Consolidated Financial Statements                        F-8


Schedules* -

        Report of Independent Public Accountants                          F-22

        Schedule II - Valuation and Qualifying
          Accounts for the Years Ended June 30, 1995,
          1994 and 1993                                                   F-23





* All other schedules are not submitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of

                Customedix Corporation:


We have audited the accompanying consolidated balance sheets of Customedix Corporation (a Delaware corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Customedix Corporation and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for the three years ended June 30, 1995 in conformity with generally accepted accounting principles.


                                                  /s/ ARTHUR ANDERSEN LLP
                                                  -----------------------
Hartford, Connecticut                             ARTHUR ANDERSEN LLP
August 25, 1995

                             CUSTOMEDIX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1995 AND 1994


                                     ASSETS

                                                                                 1995                  1994
                                                                                 ----                  ----
CURRENT ASSETS:
  Cash and cash equivalents                                                  $   166,670           $   477,983
  Accounts receivable, less allowance for
    possible losses of $283,000 and
    $339,000 at June 30, 1995 and 1994,
    respectively                                                               6,862,206             6,861,308
  Inventory                                                                    7,411,332             6,955,852
  Other                                                                          581,698             1,094,623
                                                                             -----------           -----------
            TOTAL CURRENT ASSETS                                              15,021,906            15,389,766

PROPERTY AND EQUIPMENT, less accumulated depreciation
  and amortization of $3,714,656 and $3,194,465
  at June 30, 1995 and 1994, respectively                                      3,148,573             3,298,265

EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED,
  less accumulated amortization of $2,331,371 and $3,013,449
  at June 30, 1995 and 1994, respectively                                      4,809,664             5,211,392

OTHER ASSETS                                                                     416,159               447,910
                                                                             -----------           -----------
            TOTAL ASSETS                                                     $23,396,302           $24,347,333
                                                                             ===========           ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                             CUSTOMEDIX CORPORATION

                          AS OF JUNE 30, 1995 AND 1994



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 1995                  1994
                                                                                 ----                  ----
CURRENT LIABILITIES:
  Current portion of long-term debt                                         $    810,398          $  1,063,097
  Current portion of obligations under
    capital leases                                                               240,202               218,286
  Accounts payable and accrued expenses                                        3,330,687             4,382,285
                                                                            ------------          ------------
         TOTAL CURRENT LIABILITIES                                             4,381,287             5,663,668

LONG-TERM DEBT, less current portion                                           6,407,836             6,439,369

OBLIGATIONS UNDER CAPITAL LEASES, less
  current portion                                                                416,090               548,380

LONG-TERM PENSION OBLIGATION AND OTHER                                         1,788,894             1,567,830
                                                                            ------------          ------------
         TOTAL LIABILITIES                                                    12,994,107            14,219,247
                                                                            ------------          ------------
COMMITMENTS AND CONTINGENCIES (Notes 13
  and 14)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 100,000 shares
    authorized; none issued                                                         -                     -
  Common stock, $.01 par, 3,900,000 shares
    authorized; 3,296,286 and 3,697,299 shares
    issued and outstanding at June 30, 1995
    and 1994, respectively                                                        32,963                36,973
  Additional paid-in capital                                                  26,834,399            27,444,217
  Accumulated deficit                                                        (16,465,167)          (17,353,104)
                                                                            ------------          ------------
         TOTAL STOCKHOLDERS' EQUITY                                           10,402,195            10,128,086
                                                                            ------------          ------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                           $ 23,396,302          $ 24,347,333
                                                                            ============          ============




                     The accompanying notes are an integral
                       part of these financial statements.

                             CUSTOMEDIX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                                                    1995               1994              1993
                                                                    ----               ----              ----
REVENUES:
  Sales                                                         $50,568,559        $46,742,854       $41,084,422
  Other income                                                      518,479            564,051           738,740
                                                                -----------        -----------       -----------
                                                                 51,087,038         47,306,905        41,823,162
                                                                -----------        -----------       -----------

COSTS, EXPENSES AND OTHER:
  Cost of sales                                                  37,162,589         33,430,532        28,588,590
  Selling, general and administrative
     expenses                                                    11,968,819         11,919,276        11,219,765
  Interest expense, net of interest
     income of $330, $5,176 and
     $36,725 at June 30, 1995, 1994
     and 1993, respectively                                         902,693            846,179           914,713
                                                                -----------        -----------       -----------
                                                                 50,034,101         46,195,987        40,723,068
                                                                -----------        -----------       -----------
           Income before provision for
             income taxes                                         1,052,937          1,110,918         1,100,094

PROVISION FOR INCOME TAXES                                          165,000             90,000           362,000
                                                                -----------        -----------       -----------
NET INCOME                                                      $   887,937        $ 1,020,918       $   738,094
                                                                ===========        ===========       ===========

NET INCOME PER SHARE:                                                 $ .24              $ .27             $ .20
                                                                      =====              =====             =====


                     The accompanying notes are an integral
                       part of these financial statements.

                             CUSTOMEDIX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                        Common Stock
                                       $.01 par value           Additional
                                     -------------------          Paid-in       Accumulated
                                     Shares       Amount          Capital         Deficit
                                     ------       ------          -------         -------

BALANCE, July 1, 1992              3,712,399     $  37,124     $27,463,862      $(19,112,116)

  Net income                            -             -               -              738,094
  Stock repurchases                  (52,650)         (526)       (125,474)             -
  Stock issued as compensation        25,000           250          73,188              -
                                   ---------     ---------     -----------      ------------

BALANCE, June 30, 1993             3,684,749        36,848      27,411,576       (18,374,022)

  Net income                            -             -               -            1,020,918
  Stock repurchases                  (12,450)         (125)        (34,296)             -
  Stock issued as compensation        25,000           250          66,937              -
                                   ---------     ---------     -----------      ------------

BALANCE, June 30, 1994             3,697,299        36,973      27,444,217       (17,353,104)

  Net income                            -             -               -              887,937
  Stock repurchases                 (401,013)       (4,010)       (609,818)             -
                                   ---------     ---------     -----------      ------------
BALANCE, June 30, 1995             3,296,286     $  32,963     $26,834,399      $(16,465,167)
                                   =========     =========     ===========      ============


                     The accompanying notes are an integral
                      part of these financial statements.

                             CUSTOMEDIX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                          1995             1994               1993
                                                          ----             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   887,937       $ 1,020,918        $   738,094
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Depreciation                                     592,062           603,358            548,998
        Amortization                                     433,170           446,970            455,571
        Deferred tax benefit                            (170,000)             -                  -
        Stock issued as compensation                        -               67,187             73,438
        Loss on disposal of property and
          equipment                                          976            35,956             11,264
        Provision for losses on accounts and
          notes receivable                                17,614           234,374            152,325
        Change in assets and liabilities -
          Accounts receivable                            (18,512)       (1,180,930)          (237,694)
          Inventory                                     (455,480)         (631,299)          (702,342)
          Other assets                                   683,234          (708,965)          (141,302)
          Accounts payable and accrued
            expenses                                  (1,051,598)          880,772            792,894
          Other liabilities                              221,064           376,875           (102,042)
                                                     -----------       -----------        -----------
               Net cash provided by operating
                 activities                            1,140,467         1,145,216          1,589,204

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (323,398)         (434,129)          (482,483)
  Purchase of subsidiary, net of cash
    received                                                -                 -              (101,736)
                                                     -----------       -----------        -----------
               Net cash used in investing
                 activities                             (323,398)         (434,129)          (584,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing on revolving credit facility                    -              450,000               -
  Repayments to banks and others                      (1,106,054)       (1,422,538)        (1,200,981)
  Repurchase and retirement of common
    stock                                                (22,328)          (34,421)          (126,000)
  Proceeds from note receivable                             -                 -               350,394
                                                     -----------       -----------        -----------
               Net cash used in financing
                 activities                           (1,128,382)       (1,006,959)          (976,587)
                                                     -----------       -----------        -----------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                           (311,313)         (295,872)            28,398

CASH AND CASH EQUIVALENTS, beginning of
  year                                                   477,983           773,855            745,457
                                                     -----------       -----------        -----------
CASH AND CASH EQUIVALENTS, end of year               $   166,670       $   477,983        $   773,855
                                                     ===========       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for -
        Interest                                     $   946,924       $   845,438        $   963,327
        Income taxes                                     345,049           179,661             47,436
  Non-cash transactions -
    Capital lease obligations                            119,948           367,590            174,314
    Note payable issued for stock repurchase             591,500              -                  -
    Net assets acquired in purchase of
         subsidiary for note payable                        -                 -               113,475


                     The accompanying notes are an integral
                      part of these financial statements.

                             CUSTOMEDIX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1995, 1994 AND 1993



1.      Business:

        Customedix Corporation (the Company) and its subsidiaries manufacture, distribute and market a variety of products for the dental and medical health care markets. The dental segment includes precious and nonprecious metal casting alloys, porcelains, composites, impression materials and amalgams. The medical segment consists of a subsidiary which sells procedure kits and disposables to the medical market.


2.      Significant Accounting Policies:

        Principles of consolidation -

        The consolidated financial statements include the Company and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

        Revenue recognition -

        Revenues from the sales of products are generally recognized when products are shipped to customers.

        Transidyne General Corporation (Transidyne), a wholly-owned subsidiary of the Company, receives royalties through June 1997 under an agreement with a third party based on sales of a medical segment product. Royalty income under this agreement was approximately $130,000, $159,000 and $181,000 for 1995, 1994 and 1993, respectively, and is included in other income.

        Inventory -

        The Company purchases certain metals from consignors. Such inventory is purchased at periodic intervals at prevailing market prices. Metals inventory which is on consignment to the Company and has been used in production (approximately $1,021,000 and $1,064,000 at June 30, 1995 and 1994, respectively) is recorded in inventory and accounts payable at the estimated settlement price based on the current market price. Inventory is valued at the lower of cost or market utilizing the first-in, first-out method.

        Property, equipment, depreciation and amortization -

        Property and equipment, including equipment under capital leases, is stated at cost. Expenditures for additions, renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. Leasehold improvements and assets held under capital leases are amortized using the straight-line method over the terms of the leases or the service lives of the assets, whichever is shorter. Depreciation and amortization is provided over the following estimated useful lives:

                                                              Years
                                                              -----

                Machinery and equipment                        3-10
                Leasehold improvements                         5-20
                Furniture and fixtures                         5-10
                Transportation equipment                       5-10

        Income taxes -

        For Federal income tax purposes, the Company and its subsidiaries file a consolidated return. For state income tax purposes, the Company and three subsidiaries file a combined Connecticut return. Certain other subsidiaries file individual state and local tax returns in the jurisdictions in which they operate. The Company follows the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

        Earnings per share -

        Income per share information was computed by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable year. The weighted average number of shares used in the calculations was 3,646,204, 3,734,747 and 3,725,972 for 1995, 1994 and 1993,
        respectively.

        Excess of cost over net assets of businesses acquired -

        The excess of the cost of businesses acquired over the fair value of the net assets at the dates of acquisition is amortized over varying periods up to 25 years on a straight-line basis. The Company monitors the profitability of these subsidiaries in order to assess whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable.

        Research and development costs -

        Expenditures for research and development are charged to operations (primarily cost of sales) as incurred. Research and development expenses were approximately $1,047,000, $1,058,000 and $1,035,000 for 1995, 1994
        and 1993, respectively.

        Cash equivalents -

        The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

        Reclassifications -

        Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements in order for them to be presented in conformity with the 1995 consolidated financial statements.

3.      Acquisition:

        On February 17, 1993, the Company purchased all the assets of a dental products company and formed a new wholly-owned subsidiary. The purchase price was $235,000 of which $105,000 was paid in cash and in payment of the balance, the Company signed a noninterest-bearing promissory note for $130,000. The note was recorded at a discounted value of $113,475. The acquired company's results of operations are not material to the financial statements taken as a whole.

4.      Inventory:

        A summary of inventory as of June 30, 1995 and 1994 is as follows:

                                                      1995           1994
                                                      ----           ----

                Finished products                  $4,592,441    $4,362,382
                Work-in-process                       694,073       669,807
                Raw material and supplies           2,124,818     1,923,663
                                                   ----------    ----------
                                                   $7,411,332    $6,955,852
                                                   ==========    ==========


5.      Property and Equipment:

        Major classes of property and equipment consist of the following:

                                                      1995          1994
                                                      ----          ----

                Machinery and equipment            $3,411,694    $3,231,312
                Leasehold improvements              2,081,034     2,041,390
                Furniture and fixtures              1,337,960     1,187,487
                Transportation equipment               32,541        32,541
                                                   ----------    ----------
                                                    6,863,229     6,492,730
                Less:  Accumulated depreciation
                  and amortization                 (3,714,656)   (3,194,465)
                                                   ----------    ----------
                                                   $3,148,573    $3,298,265
                                                   ==========    ==========

6.      Long-Term Debt:

        Long-term debt as of June 30, 1995 and 1994 is as follows:

                                                      1995                               1994
                                            -------------------------         ----------------------------
                                            Current        Long-term          Current            Long-term
                                            -------        ---------          -------            ---------

           Term loan                      $  462,666       $5,816,336       $  567,725          $6,391,638
           Revolving credit facility         300,000             -             450,000                -
           Note payable to officer              -             591,500             -                   -
           Other                              47,732             -              45,372              47,731
                                          ----------       ----------       ----------          ----------
                                          $  810,398       $6,407,836       $1,063,097          $6,439,369
                                          ==========       ==========       ==========          ==========

        In October 1993, the Company amended its debt consolidation facility agreement (the Consolidation Loan) under which it had consolidated in April 1989 all of its outstanding loans with its bank. This amendment established a $600,000 revolving credit facility as part of the Consolidation Loan. The revolving credit facility expires on November 30, 1995 and may be renewed at the bank's option. As of June 30, 1995, $300,000 was outstanding under this revolving credit facility.

        Monthly term loan principal payments under the Consolidation Loan of $33,333 began March 1, 1991 and continue through December 1996. Additional principal payments must be made based upon excess cash flow, as defined. Under the excess cash flow provision, approximately $60,500 is due for fiscal 1995. The Company is also required to make additional principal payments equal to twice the cost of stock repurchases, which, based on repurchases occurring in fiscal 1995, will require the Company to pay an additional $2,200 in fiscal 1996. Outstanding principal is due on January 2, 1997. Interest is payable monthly at the bank's index rate (9% as of June 30, 1995) plus 1/4%.

        The Consolidation Loan is collateralized by all of the Company's assets. The agreement provides, among other things, for the maintenance of various financial ratios including minimum tangible net worth ($4,200,000 at June 30, 1995) a minimum stockholder's equity ($10,300,000 at June 30, 1995) and current ratio (not less than 2.5 to 1.0) and limits the amount of borrowings, rental obligations and capital expenditures the Company may incur. In addition, under the terms of the Consolidation Loan, the Company may not declare or pay any dividends, in cash or otherwise, on any shares of stock except for stock dividends, without the bank's consent. As of June 30, 1995, the Company was in compliance with the covenants of the Consolidation Loan.

        On May 1, 1995, the Company's subsidiary, Jeneric/Pentron, Inc. entered into an employment agreement with an officer which provides for maximum annual payments of salary assuming all bonuses are earned, aggregating approximately $567,000, subject to reduction in certain circumstances, through December 31, 2002. The base salary shall be adjusted annually by the cost of living adjustment provided generally to employees of the Corporation. The agreement also included provisions pursuant to which

        394,328 shares of the Company's common stock held by the officer were purchased by the Company at a price of $1.50 per share. The purchase price of the shares has been paid by delivery of Customedix's subordinated promissory note, which bears interest at 8% per annum and shall accrue and not be compounded until principal and interest payments begin January 2003. Final maturity of the note is December 31, 2014.

        Scheduled maturities of long-term debt are as follows:

                  1996                                             $  810,398
                  1997                                              5,816,336
                  1998                                                   -
                  1999                                                   -
                  2000                                                   -
                  Thereafter                                          591,500
                                                                   ----------
                                                                   $7,218,234
                                                                   ==========

7.      Accounts Payable and Accrued Expenses:

        Accounts payable and accrued expenses as of June 30, 1995 and 1994 consist of:

                                             1995                     1994
                                             ----                     ----

                Accounts payable          $1,845,694               $2,724,464
                Accrued salaries             583,942                  757,510
                Income taxes payable         272,427                  355,465
                Pension obligation           200,000                  200,000
                Other                        428,624                  344,846
                                          ----------               ----------
                                          $3,330,687               $4,382,285
                                          ==========               ==========

8.      Income Taxes:

        The provision for income taxes in all years presented represents minimum federal and state income taxes as well as estimates of amounts to be paid for periods under examination by taxing authorities. During 1995, the Company reversed certain previously provided state tax provisions which were no longer deemed necessary. The provision for federal and state income taxes is comprised of the following:

                                             1995                 1994               1993
                                             ----                 ----               ----
        Current:
          Federal                         $ 335,000             $  -               $ 47,000
          State                                -                 90,000             315,000

        Deferred:
          Federal                          (170,000)               -                   -
                                          ---------             -------            --------
                                          $ 165,000             $90,000            $362,000
                                          =========             =======            ========

        The current provision for federal income taxes includes the benefit associated with the utilization of net operating loss carryforwards of approximately $328,000, $492,000 and $407,000 for 1995, 1994 and 1993,
        respectively.

        The effective tax rate on income before provision for income taxes was different than the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with the effective rates:

                                                            Percent of Pretax Income
                                                           --------------------------
                                                           1995       1994       1993
                                                           ----       ----       ----

        Income taxes at statutory rate                      34%        34%        34%
        Increase (decrease) in taxes resulting from:
          Non-deductible amortization of goodwill           16         16         15
          Change in valuation allowance related
            to net deferred tax asset                      (27)       (48)       (35)
          State income taxes, net of federal effect         (7)         6         19
                                                           ---        ---        ---
        Total income taxes                                  16%         8%        33%
                                                           ===        ===        ===

        The tax effect of temporary differences giving rise to the Company's net deferred tax asset (liability) at June 30, 1995 and 1994 is as follows:

                                                           1995                 1994
                                                           ----                 ----
        Deferred tax liabilities:
          Property and equipment                       $  (114,000)         $  (141,000)
          Litigation settlement                               -                (170,000)
        Deferred tax assets:
          Allowances for possible losses on
            notes and accounts receivable                  182,000              176,000
          Inventory reserve                                 81,000               77,000
          Accrued pension costs                            343,000              317,000
          Accrued compensation                             117,000              179,000
          Accrued rent expense                             202,000              166,000
          Other accrued expenses                           226,000              213,000
          Tax effect of net operating loss
            carryforwards                                  544,000              884,000
          Investment and research and
            development tax credits                        317,000              317,000
          Alternative minimum tax credits                  182,000              172,000
          Valuation allowance                           (1,910,000)          (2,190,000)
                                                       -----------          -----------
                                                       $   170,000          $      -
                                                       ===========          ===========

       The Company has recognized a deferred tax asset to the extent existing deductible temporary differences are expected to reverse and enable the Company to recapture alternative minimum taxes paid in 1995. The deferred tax asset of $170,000 is included in other current assets.

        At June 30, 1995, net operating loss carryforwards of approximately $1,600,000 and unused tax credits of approximately $317,000 are available for federal income tax reporting purposes. These carryforwards are available through 2009 for carryforward against future years' taxable income. The Company has alternative minimum tax (AMT) credits of $182,000 which carryforward indefinitely for federal income tax purposes and AMT net operating loss carryforwards of approximately $1,600,000 which are available through 2010. These AMT tax credits and AMT net operating loss carryforwards can be used in the future to the extent that the Company's regular tax liability exceeds amounts calculated under the alternative minimum tax method. Both the regular and AMT net operating loss carryforward amounts referred to above are related to the Transidyne operations prior to its acquisition by the Company and may only be used against future Transidyne income. The Company has no material net operating loss carryforwards available to reduce state income taxes payable.

9.      Common Stock Purchase Warrants and Options:

        On August 23, 1988, in connection with the acquisition of Transidyne, 90,000 warrants were issued in exchange for outstanding Transidyne warrants. The unexercised warrants (20,000) had an exercise price of $6.00 per share and expired in August 1993. No warrants were outstanding at June 30, 1995 or 1994.

        In connection with two employment agreements entered into in fiscal 1987, the Company granted options to acquire up to an aggregate of 125,000 shares of the Company's common stock, exercisable at 25,000 shares per annum through 1992, at no cost to the individuals. The value of the options on the date of grant was determined to be $5.00 per share and all options granted were exercised in the year exercisable.

        Subsequent to the expiration of the above employment agreements, options to acquire 25,000 shares were granted at no cost to these individuals in fiscal 1992 and 1993 and exercised in fiscal 1993 and 1994, respectively. In fiscal 1994 options which are exercisable in fiscal 1995 or thereafter at no cost were granted to one individual to acquire an additional 12,500 shares. At June 30, 1995 the Company had reserved 12,500 shares of common stock for such exercise. The Company recorded as an expense approximately $73,000, $67,000 and $34,000 in fiscal years 1993, 1994 and 1995, respectively, representing the fair market values of such options. Options to acquire additional shares of common stock may be granted to an individual in connection with a certain employment agreement (see Note 14).

        At June 30, 1995, the Company had a total of 18,750 shares of common stock that were reserved for stock options.

        In connection with a consulting agreement, in July 1989 the Company granted options to acquire 20,000 shares of its common stock through August 1994 at an exercise price of $5.00 per share. The options expired in August 1994.


10.     Segment Information:

        The Company operates in two business segments, the dental health care (dental) segment and the medical health care (medical) segment.

        Operating income (loss) consists of sales less cost of goods sold and selling, general and administrative expenses directly attributable to the industry segments. Corporate expenses consist of administrative costs not directly attributable to a specific industry segment. Intersegment sales are insignificant. Identifiable assets are those used in the specific industry segment. Corporate assets are principally cash and excess of cost over net assets of businesses acquired. Capital expenditures include purchases of property and equipment, property and equipment financed through capital lease financing transactions and property and equipment acquired in connection with business acquisitions.

        Summarized financial information is as follows (in thousands):


                                               Dental       Medical         Corporate        Consolidated
                                               ------       -------         ---------        ------------
       1995
       ----
       Sales                                  $49,290       $1,279           $  -               $50,569
       Operating income (loss)                  2,455         (233)             (785)             1,437
       Identifiable assets                     17,728          648             5,020             23,396
       Depreciation and
         amortization                             581           39               405              1,025
       Capital expenditures                       436            6                 1                443

       1994
       ----
       Sales                                  $45,077       $1,666           $  -               $46,743
       Operating income (loss)                  2,206           98              (911)             1,393
       Identifiable assets                     18,303          994             5,050             24,347
       Depreciation and
         amortization                             609           40               401              1,050
       Capital expenditures                       757           31                14                802


       1993
       ----
       Sales                                  $40,293       $  791         $  -             $41,084
       Operating income (loss)                  2,500          (92)         (1,132)           1,276
       Identifiable assets                     16,706          581           5,354           22,641
       Depreciation and
         amortization                             563           38             404            1,005
       Capital expenditures                       651           87            -                 738

        No one customer accounted for 10% or more of the Company's sales in either 1995, 1994 or 1993.


11.     Foreign Sales:

        Foreign sales, primarily dental products, by geographic area, consisted of the following (in thousands):

                                                  1995                   1994                  1993
                                                  ----                   ----                  ----

                Europe                           $6,471                 $5,697                $6,549
                Asia                              1,806                  1,878                 1,085
                Canada                              725                    695                   565
                Other                               438                    419                   420
                                                 ------                 ------                ------
                Total                            $9,440                 $8,689                $8,619
                                                 ======                 ======                ======


12.     Employee Benefit Plans:

        Jeneric/Pentron Inc. (Jeneric/Pentron), a wholly-owned subsidiary, has a defined benefit pension plan covering eligible employees, as defined. The benefits are based on years of service and the employee's compensation based on highest average earnings over five consecutive years of employment. Jeneric/Pentron's funding policy is to contribute annually the amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

        At June 30, 1995, 98 employees were covered under the plan, or approximately 56% of Jeneric/Pentron's total employees. The following table sets forth the funded status of the plan at June 30, 1995 and 1994 (in thousands):

                                                               1995              1994
                                                               ----              ----
          Actuarial present value of accumulated
            benefit obligation, including vested
            benefits of $3,113 and $2,941,
            respectively                                     $ 3,137            $ 2,966
                                                             =======            =======

          Projected benefit obligation                       $ 4,008            $ 3,816
          Plan assets at fair value                            2,834              2,775
                                                             -------            -------


                                                               1995              1994
                                                               ----              ----
          Projected benefit obligation in excess
            of plan assets                                     1,174              1,041
          Unrecognized prior service cost                         92               -
          Unrecognized net income from past experience
            different from that assumed and effects of
            changes in assumptions                                89                208
          Unrecognized net transition obligation being
            recognized over 19 years                             (99)              (108)
                                                             -------            -------
          Accrued pension cost                                 1,256              1,141

          Amount expected to be contributed in
            subsequent year                                      200                200
                                                             -------            -------
          Amount reflected as long-term pension
            obligation                                       $ 1,056            $   941
                                                             =======            =======

        Net pension cost included the following components (in thousands):

                                                    1995              1994          1993
                                                    ----              ----          ----

          Service cost                             $ 193             $ 214          $ 327
          Interest cost                              276               261            211
          Return on plan assets                     (204)             (204)          (175)
          Net amortization and deferral                2                 8             (4)
                                                   -----             -----          -----
          Net periodic pension cost                $ 267             $ 279          $ 359
                                                   =====             =====          =====

        The assumptions used in the pension calculation for the plan were as follows:

           Discount rate                                7.5%
           Rate of increase in future
             compensation levels                        5.0%
           Expected long-term rate
             of return on assets                        7.5%

        The Company has a deferred compensation plan as provided by Section 401(k) of the Internal Revenue Code. The plan allows substantially all employees to defer a portion of their income through contributions to the plan and the Company matches a portion of these contributions. The expense for the 401(k) plan was approximately $85,000, $75,000 and $66,000 for 1995, 1994 and 1993, respectively.

13.     Leases:

        On December 23, 1986, Jeneric/Pentron entered into two operating leases for its principal premises from a partnership of which two officer-stockholders of the Company are general partners. The leases, effective January 1, 1987, for an initial term of five years, were amended effective December 4, 1991 to extend the terms of the leases for an additional fifteen years. The leases, as amended, expire on December 31, 2006 and include options to renew for an additional five years. The aggregate annual base rental under these lease agreements for fiscal 1995 was approximately $388,500 and increases at the greater of the increase in the Consumer Price Index or 5% per year.

        American Thermocraft Corporation, a wholly-owned subsidiary, leases its premises under an operating lease which expires on October 30, 2000 with an option to renew for two successive additional periods of five years each. The annual base rental is approximately $77,000 in the first year, increasing to approximately $90,000 by the end of the original lease term.

        Transidyne leases its premises under an operating lease which expires on September 15, 1997 with an option to renew for an additional ten years. The annual base rental is approximately $40,000 in the first year, increasing to approximately $91,000 by the end of the original lease term.

        The leases require certain expenses to be paid by the lessee. The Company is expensing the total of these base rents on a straight-line basis over the terms of the leases. Consolidated rental expense of the Company under operating leases was approximately $775,000, $776,000 and $759,000 for 1995, 1994 and 1993, respectively.

        The present value of capital lease obligations is calculated based on interest rates determined to be applicable at the inception of the leases. Interest rates on these leases range from 8.8% to 16.5% with a weighted average of approximately 10.3%. Interest expense on the outstanding obligations under these capital leases was $71,235, $71,561 and $63,714 for 1995, 1994 and 1993, respectively. The book value of property and equipment under capital leases as of June 30, 1995 and 1994 was approximately $668,000 and $715,000, respectively.

        As of June 30, 1995, future minimum lease payments under capital and operating leases that have initial or remaining noncancellable terms in excess of one year are as follows:

                                                               Operating Leases
                                                   ------------------------------------
                                                   Capital         Related
                                                   Leases          Parties        Other
                                                   ------          -------        -----

                1996                               $295,639      $  407,895      $226,676
                1997                                231,443         428,290       209,331
                1998                                143,168         449,704       112,535
                1999                                 92,625         472,190        89,875
                2000                                   -            495,799        89,875
                Thereafter                             -          3,889,822        29,958
                                                   --------      ----------      --------
                Total minimum lease payments        762,875      $6,143,700      $758,250
                                                                 ==========      ========
                Less:  amount representing
                  interest                          106,583
                                                   --------
                Present value of net
                  minimum lease payments            656,292

                Less:  current portion              240,202
                                                   --------
                                                   $416,090
                                                   ========


14.     Commitments and Contingencies:

        Jeneric/Pentron is currently involved in a dispute with Synspar & Pentron Dental Products, s.r.l. (Synspar) in which money damages are claimed as a result of an alleged breach by Jeneric/Pentron of a distribution agreement. Jeneric/Pentron intends to vigorously contest that it has any obligation to Synspar relating to the alleged distributorship agreement.

        The Company has currently undergone sales tax audits by the States of Connecticut and California. The Company settled during fiscal 1995 and 1996 both audits for immaterial amounts.

        The Company has employment agreements with various officers and key employees which require minimum annual compensation including bonuses. Several agreements provide for a bonus based upon a percentage of sales of certain products sold by certain subsidiaries, as defined in the agreement.

        Certain agreements provide for the retention of certain officers as consultants and include noncompete clauses in the event the officers are wrongfully terminated or otherwise terminated without cause. Upon such termination, the Company would have to pay the officers an aggregate of $1,217,000 over a ten-year period.

        Additionally, one of the agreements provide for options to acquire an aggregate of 12,500 shares of common stock which was granted in fiscal 1995. This agreement was originally scheduled to expire on December 31,

        1991. The Company agreed to extend this agreement for an additional five-year period (through December 31, 1996) at amounts to be determined, but not for less than the previous amount.

        The following summarizes, in the aggregate, approximate minimum annual amounts that are due to certain officers and key employees of the Company under the above agreements including the extensions referred to above:

                1996                               $1,127,000
                1997                                  900,000
                1998                                  518,000
                1999                                  461,000
                2000                                  483,000
                Thereafter                            932,000
                                                   ----------
                                                   $4,421,000
                                                   ==========

        Pursuant to an agreement between Jeneric/Pentron and a trust of which an officer-stockholder is a beneficiary, Jeneric/Pentron was granted a license for its trade name and related trademark. Under this license agreement, Jeneric/Pentron is obligated to pay annually to the trust 1% of its sales of products sold under the trademark and .25% of sales of all products and services. For 1995, 1994 and 1993, approximately $145,000, $142,000 and $124,000, respectively, was paid to the trust.

       The Company had invested in one derivative during fiscal year 1995. The Company acquired an option to purchase 1,000 oz. of gold at $420 per oz., which expired in July 1995, from a third party for approximately $4,500. The option was not exercised and the $4,500 was recorded as an expense.


15.     Related Party Transactions:

        The Company recorded expenses of approximately $202,400, $688,000 and $343,000 for 1995, 1994 and 1993, respectively, for legal and accounting services provided by firms associated with individuals who have served as officers or directors of the Company.

        The Company recorded approximately $7,900 of interest expense for 1995 in conjunction with the note to officer described in Note 6.


16.     Selected Quarterly Financial Data (Unaudited):

        Year ended June 30,
                                                    Net                 Gross               Net         Earnings
                                                   Sales                Profit             Income       Per Share
                                                   -----                ------             ------       ---------
        1995
        ----
        First quarter                           $11,384,289          $ 3,082,954          $ 77,410        $0.02
        Second quarter                           12,830,389            3,504,644           197,299         0.05
        Third quarter                            12,909,888            3,559,004           289,448         0.08
        Fourth quarter                           13,443,993            3,259,368           323,780         0.09
                                                -----------          -----------          --------         -----
                Total fiscal year               $50,568,559          $13,405,970          $887,937        $0.24
                                                ===========          ===========          ========         =====

        Year ended June 30,
                                                    Net                 Gross               Net         Earnings
                                                   Sales                Profit             Income       Per Share
                                                   -----                ------             ------       ---------
        1994
        ----
        First quarter                           $10,075,937          $ 3,056,487        $  112,379        $0.03
        Second quarter                           11,885,767            3,501,018           187,128         0.05
        Third quarter                            11,851,882            3,597,571           261,750         0.07
        Fourth quarter                           12,929,268            3,157,246           459,661         0.12
                                                -----------           ----------        ----------        -----
                Total fiscal year               $46,742,854          $13,312,322        $1,020,918        $0.27
                                                ===========          ===========        ==========        =====

                        [ARTHUR ANDERSEN LLP LETTERHEAD]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of

          Customedix Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Customedix Corporation and subsidiaries as of June 30, 1995 and 1994 and for the three years ended June 30, 1995 and have issued our report thereon dated August 25, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II appearing on page F-23 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information reflected in the schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                   /S/ ARTHUR ANDERSEN LLP
                                                   -----------------------
Hartford, Connecticut                                  ARTHUR ANDERSEN LLP
August 25, 1995

                                                                     SCHEDULE II

                             CUSTOMEDIX CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                 (In Thousands)


                                                              Additions
                                               --------------------------------
                               Balance at         Charged to       Charged to                      Balance at
  Description               Beginning of Year  Cost and Expense  Other Accounts  Deductions (1)   End of Year
  -----------               -----------------  ----------------  --------------  --------------   -----------
June 30, 1995:
  Allowance for
    possible losses -
      Accounts Receivable        $  339             $   17            $ -            $   73          $  283

June 30, 1994:
  Allowance for
    possible losses -
      Accounts Receivable        $  261             $  234            $ -            $  156          $  339
      Notes Receivable            1,542               -                 -             1,542            -

June 30, 1993:
  Allowance for
    possible losses -
      Accounts Receivable        $  141             $  152            $   16         $   48          $  261
      Notes Receivable            1,542               -                 -              -              1,542


-----------------------------------
(1)  Represents primarily uncollectible accounts which were written off.

                                EXHIBIT INDEX



Number                           Description
------                           -----------
10(d)(vii)              Amendment to Debt Consolidation
                        Facility dated November 2, 1994.

21                      List of Operating Subsidiaries.

27                      Financial Data Schedule.

