Form 10-Q
period 1995-09-30
CUSTOMEDIX CORP
filed 1995-11-14
CIK 26361

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

(MARK ONE)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------
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

  ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X     No
     ---      ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

           Class                             Outstanding at September 30, 1995
Common stock $.01 par value                              3,295,986

Item 1.                              PART I
                            CUSTOMEDIX  CORPORATION
                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
================================================================================

                                                                September 30,           June 30,
                                                                     1995                 1995
                                                                 (Unaudited)               (a)
                                                                -------------           --------
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                     $    294,009        $    166,670
  Accounts receivable, less allowance
   for possible losses of $301,900 and $283,000                    6,433,276           6,862,206
  Inventory  (Note 3)                                              7,917,516           7,411,332
  Other                                                              582,700             581,698
                                                                ------------        ------------

                   TOTAL CURRENT ASSETS                           15,227,501          15,021,906

PROPERTY AND EQUIPMENT, less accumulated
  depreciation and amortization of $3,870,379
  and $3,714,656 (Note 6)                                          3,156,172           3,148,573

EXCESS OF COST OVER NET ASSETS OF BUSINESSES
  ACQUIRED, less accumulated amortization of
  $2,402,600 and $2,331,371                                        4,738,435           4,809,664



OTHER ASSETS                                                         409,791             416,159
                                                                ------------        ------------

                   TOTAL ASSETS                                 $ 23,531,899        $ 23,396,302
                                                                ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt and
    obligations under capital leases (Note 5)                   $    978,918        $  1,050,600
  Accounts payable and accrued expenses                            3,556,886           3,330,687
                                                                ------------        ------------

                   TOTAL CURRENT LIABILITIES                       4,535,804           4,381,287

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
  LEASES, less current portion (Note 5)                            6,675,818           6,823,926
LONG-TERM PENSION OBLIGATION AND OTHER                             1,894,100           1,788,894
                                                                ------------        ------------
                   TOTAL LIABILITIES                              13,105,722          12,994,107
                                                                ------------        ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value - 100,000
    shares authorized; none issued                                        --                  --
  Common stock, $.01 par - 3,900,000 shares
    authorized; outstanding 3,295,986 and 3,296,286                   32,960              32,963
  Additional paid-in capital                                      26,833,581          26,834,399
  Accumulated deficit                                            (16,440,364)        (16,465,167)
                                                                ------------        ------------

                   TOTAL STOCKHOLDERS' EQUITY                     10,426,177          10,402,195
                                                                ------------        ------------

                   TOTAL LIABILITIES AND STOCKHOLDERS'
                       EQUITY                                   $ 23,531,899        $ 23,396,302
                                                                ============        ============

(a)  Derived from the audited financial statements
See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
================================================================================

                                                           Three Months Ended
                                                             September 30,
                                                    -------------------------------
                                                         1995               1994
                                                         ----               ----
REVENUES:

    Sales                                            $11,977,499        $11,384,289
    Other income                                         122,059            111,923
                                                     -----------        -----------

                 Total revenues                       12,099,558         11,496,212
                                                     -----------        -----------

COSTS, EXPENSES AND OTHER:
    Cost of sales                                      8,721,851          8,328,231
    Selling, general and administrative
      expenses                                         3,104,595          2,806,893
    Interest expense - net of interest
      income of $25 and $0                               228,309            223,678
                                                     -----------        -----------
                                                      12,054,755         11,358,802
                                                     -----------        -----------


      Income before provision for income taxes            44,803            137,410

PROVISION FOR INCOME TAXES (Note 4)                      (20,000)           (60,000)
                                                     -----------        -----------

NET INCOME                                           $    24,803        $    77,410
                                                     ===========        ===========

INCOME PER SHARE  (Note 2)                           $       .01        $       .02
                                                     ===========        ===========


See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
================================================================================

                                                             Three Months Ended
                                                               September 30,
                                                         --------------------------
                                                            1995             1994
                                                            ----             ----
Cash flows from operating activities:                    $  24,803        $  77,410
  Net income

 Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                        155,723          149,000
       Amortization                                         79,212          108,617
       Loss on disposal of property and equipment             --                788
       Provision for loss on accounts receivable            39,747           27,999
       Change in assets and liabilities:
             Accounts receivable                           389,183          646,935
             Inventory                                    (506,184)        (489,795)
             Other assets                                   (2,617)         699,353
             Accounts payable and accrued expenses         226,199         (859,113)
             Other liabilities                             105,206           96,944
                                                         ---------        ---------

         Net cash provided by operating
             activities                                    511,272          458,138
                                                         ---------        ---------

Cash flows from investing activities:
         Purchase of property and equipment               (163,318)        (127,591)
                                                         ---------        ---------


Cash flows from financing activities:
         Repayments to banks and others                   (219,790)        (320,016)
         Repurchase and retirement of common stock            (825)            --
                                                         ---------        ---------

         Net cash used in financing activities            (220,615)        (320,016)
                                                         ---------        ---------

         Net increase in cash and
             cash equivalents                              127,339           10,531


Cash and cash equivalents, beginning
    of period                                              166,670          477,983
                                                         ---------        ---------

Cash and cash equivalents, end of period                 $ 294,009        $ 488,514
                                                         =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for -
         Interest                                        $ 227,907        $ 274,300
         Income taxes                                      124,725           81,300


See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)
================================================================================

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


Note 2 - Earnings Per Share

         Income per share was computed based on the weighted average number of common stock and common stock equivalent shares outstanding during each period. There were 3,318,100 and 3,698,200 weighted average shares outstanding for the three months ended September 30, 1995 and 1994, respectively.

Note 3 - Inventory

         Inventory is summarized as follows:


                                           September 30, 1995        June 30,1995
                                           ------------------        ------------
         Finished Products                     $5,080,696             $4,592,441
         Work-In-Process                          810,397                694,073
         Raw Material & Supplies                2,026,423              2,124,818
                                                ---------              ---------

         Total                                 $7,917,516             $7,411,332
                                               ==========             ==========


Note 4 - Income Taxes

         The provision for income taxes represents minimum federal and state income taxes. The Company has recognized a deferred tax asset to the extent existing deductible temporary differences are expected to reverse and enable the Company to recapture alternative minimum taxes previously paid. The deferred tax assets totalling $205,000 and $170,000 in fiscal 1996 and 1995, respectively, are included in other current assets.

                             CUSTOMEDIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                  (UNAUDITED)
================================================================================

Note 5 - Long-Term Debt and Obligations Under Capital Leases

         Long-term debt and obligations under capital leases are summarized as follows:

                                           September 30, 1995     June 30, 1995
                                           ------------------     -------------
         Term Loan                             $6,116,336          $6,279,002
         Revolving credit facility                300,000             300,000
         Obligations under capital
          leases                                  597,595             656,292
         Note payable to officer                  591,500             591,500
         Other                                     49,305              47,732
                                               ----------          ----------
                                                7,654,736           7,874,526

         Less current portion                     978,918           1,050,600
                                               ----------          ----------

             Total                             $6,675,818          $6,823,926
                                               ==========          ==========

Note 6 - Property and Equipment

         Major classes of property and equipment consist of the following:

                                           September 30, 1995     June 30, 1995
                                           ------------------     -------------
         Machinery and equipment               $3,452,777          $3,411,694
         Leasehold improvements                 2,131,022           2,081,034
         Furniture and fixtures                 1,410,211           1,337,960
         Transportation equipment                  32,541              32,541
                                               ----------          ----------
                     Total                      7,026,551           6,863,229

         Less accumulated depreciation
           and amortization                     3,870,379           3,714,656
                                               ----------          ----------

                                               $3,156,172          $3,148,573
                                               ==========          ==========

Note 7 - Reclassifications

         Certain reclassifications have been made to the fiscal 1995 consolidated financial statements in order for them to be presented in conformity with the fiscal 1996 consolidated financial statements.

Item 2.
                             CUSTOMEDIX CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

================================================================================


Three Months Ended September 30, 1995 vs. September 30, 1994

Operations

         Sales for the quarter ended September 30, 1995 were $11,977,500 compared to $11,384,300 for the quarter ended September 30, 1994, an increase of $593,200 or 5.2%. This increase was primarily attributable to higher sales, both domestic and foreign, of most of the Company's dental products, offset by a $129,000 decrease in medical sales by the Company's subsidiary, Transidyne General Corporation ("Transidyne").

         Gross profit as a percentage of sales was 27.2% for the quarter ended September 30, 1995 compared to 26.8% for the quarter ended September 30, 1994. Gross profit as a percentage of sales was 26.5% for fiscal year ended June 30, 1995.

         Selling, general and administrative expenses were $3,104,600 for the quarter ended September 30, 1995 compared to $2,806,900 for the same quarter last year. This increase of $297,700 was primarily attributable to increases in advertising expenses, professional fees, research and development and salaries as well as expenses associated with an alleged employee misappropriation of funds at Transidyne.

         Interest expense for the quarter ended September 30, 1995 was $228,300 compared to $223,700 for the quarter ended September 30, 1994. This increase was attributable to increases in interest rates and was partially offset by a reduction in long-term debt.

         Income before income taxes was $44,800 for the quarter ended September 30, 1995 compared to $137,400 for the quarter ended September 30, 1994. This decrease of $92,600 was primarily attributable to increased selling, general and administrative expenses and was offset in part by increased gross profit due to increased sales.

Impact of Inflation

         The Company experienced only minor inflation-related cost increases which were not a material factor in the comparison of expenses with respect to the periods compared.

                             CUSTOMEDIX CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

================================================================================



Liquidity and Capital Resources

         Working capital increased by approximately $51,100 to $10,691,700 at September 30, 1995 as compared to $10,640,600 at June 30, 1995. This increase was due primarily to earnings of the Company during the period.

         For the three months ended September 30, 1995, cash generated by operations and cash on hand were primarily used as follows: (i) to reduce debt by approximately $219,800 and (ii) to purchase property and equipment totaling approximately $163,300.

         As of September 30, 1995, the Company was in compliance with all of the financial convenants contained in the loan agreement, as amended, with the Company's principal lending bank (the "Bank"). The Company and the Bank have agreed to an amendment to the agreement which would extend the maturity on the term loan until January 2, 2000 from January 2, 1997. Also, the Revolving Line of Credit would be increased from $600,000 to $1,000,000 and would be payable on demand. The interest rate on the term loan and the Revolving Line of Credit would be reduced from 1/4% above the Bank's index rate to the Bank's index rate.

         The Company expects significant demands on cash during the next twelve months as a result of anticipated advertising expenses, salaries, professional fees,and federal alternative minimum taxes and state income taxes. In addition, because of the Company's substantial debt burden, a significant portion of cash flow will continue to be used to repay debt. This substantial use of cash limits the funds available for general working capital purposes, product research and marketing, as well as funds that can be expended on new facilities and capital equipment. Furthermore, the ability of the Company to expand operations through mergers or acquisitions is limited by the lack of available cash with which to fund such activities.


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

                                    PART II
                             CUSTOMEDIX CORPORATION
                               OTHER INFORMATION

================================================================================


Item 1.     Legal Proceedings

            There has been no material change from the information set forth in
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 except as follows:

            The Company's subsidiary, Jeneric/Pentron, Inc., has recently filed suit in Connecticut Superior Court against two former employees and business entities with which they are affiliated for unfair trade practices and breach of common law duties of loyalty in connection with the alleged sales of dental products through companies in competition with Jeneric/Pentron, Inc. The Company is seeking injunctive relief and damages.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  27  Financial Data Schedule

            (b)   Reports on Form 8-K:  None

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





November 14, 1995                                   Customedix Corporation
Date                                                -----------------------
                                                    Registrant





                                                    /s/ Gordon S. Cohen
                                                    -----------------------
                                                    Gordon S. Cohen
                                                    Chairman and
                                                    Chief Executive Officer





                                                    /s/ Barry L. Kosowsky
                                                    ----------------------------
                                                    Barry L. Kosowsky
                                                    Principal Financial Officer
                                                    Principal Accounting Officer