Form 10-Q
period 1995-12-31
CUSTOMEDIX CORP
filed 1996-02-09
CIK 26361

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(MARK ONE)

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                       OR

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ____________

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

  Yes X    No
     ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Class                             Outstanding at December 31, 1995
         -----                             --------------------------------
Common stock $.01 par value                            3,295,986

Item 1.                              PART I
                             CUSTOMEDIX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                  December 31,               June 30,
                                                                      1995                     1995
                                                                   (Unaudited)                  (a)
                                                                  ------------             ------------
                                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $    210,553             $    166,670
  Accounts receivable, less allowance
   for possible losses of $302,800 and $283,000                      6,281,527                6,862,206
  Inventory  (Note 3)                                                8,189,212                7,411,332
  Other                                                                672,409                  581,698
                                                                  ------------             ------------

                   TOTAL CURRENT ASSETS                             15,353,701               15,021,906

PROPERTY AND EQUIPMENT, less accumulated
  depreciation and amortization of $3,902,922
  and $3,714,656 (Note 6)                                            3,095,577                3,148,573

EXCESS OF COST OVER NET ASSETS OF BUSINESSES
  ACQUIRED, less accumulated amortization of
  $2,473,827 and $2,331,371                                          4,667,208                4,809,664



OTHER ASSETS                                                           395,588                  416,159
                                                                  ------------             ------------

                   TOTAL ASSETS                                   $ 23,512,074             $ 23,396,302
                                                                  ============             ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and
    obligations under capital leases (Note 5)                     $    717,669             $  1,050,600
  Accounts payable and accrued expenses                              3,943,575                3,330,687
                                                                  ------------             ------------

                   TOTAL CURRENT LIABILITIES                         4,661,244                4,381,287

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
  LEASES, less current portion (Note 5)                              6,514,607                6,823,926
LONG-TERM PENSION OBLIGATION AND OTHER                               1,877,703                1,788,894
                                                                  ------------             ------------
                   TOTAL LIABILITIES                                13,053,554               12,994,107
                                                                  ------------             ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value - 100,000
    shares authorized; none issued                                        --                       --
  Common stock, $.01 par - 3,900,000 shares
    authorized; 3,295,986 and 3,296,286 outstanding                     32,960                   32,963
  Additional paid-in capital                                        26,833,581               26,834,399
  Accumulated deficit                                              (16,408,021)             (16,465,167)
                                                                  ------------             ------------

                   TOTAL STOCKHOLDERS' EQUITY                       10,458,520               10,402,195
                                                                  ------------             ------------

                   TOTAL LIABILITIES AND STOCKHOLDERS'
                       EQUITY                                     $ 23,512,074             $ 23,396,302
                                                                  ============             ============

----------------
(a)  Derived from the audited financial statements
See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

================================================================================

                                                          Six Months Ended
                                                            December 31,
                                                   ----------------------------
                                                       1995            1994
                                                       ----            ----
REVENUES:

    Sales                                          $ 24,951,918    $ 24,214,678
    Other income                                        265,538         243,201
                                                   ------------    ------------

                 Total revenues                      25,217,456      24,457,879
                                                   ------------    ------------

COSTS, EXPENSES AND OTHER:
    Cost of sales                                    18,418,278      17,684,987
    Selling, general and administrative
      expenses                                        6,251,144       5,870,804
      Interest expense                                  460,888         442,380
                                                   ------------    ------------
                                                     25,130,310      23,998,171
                                                   ------------    ------------


      Income before provision for income taxes           87,146         459,708

PROVISION FOR INCOME TAXES (Note 4)                     (30,000)       (185,000)
                                                   ------------    ------------



NET INCOME                                         $     57,146    $    274,708
                                                   ============    ============

INCOME PER SHARE  (Note 2)                         $        .02    $        .07
                                                   ============    ============

See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

                                                         Three Months Ended
                                                            December 31,
                                                   ----------------------------
                                                       1995            1994
                                                       ----            ----
REVENUES:

    Sales                                          $ 12,974,419    $ 12,830,389
    Other income                                        143,479         131,278
                                                   ------------    ------------

                 Total revenues                      13,117,898      12,961,667
                                                   ------------    ------------

COSTS, EXPENSES AND OTHER:
    Cost of sales                                     9,696,427       9,356,756
    Selling, general and administrative
      expenses                                        3,146,549       3,063,910
      Interest expense                                  232,579         218,702
                                                   ------------    ------------
                                                     13,075,555      12,639,368
                                                   ------------    ------------


      Income before provision for income taxes           42,343         322,299

PROVISION FOR INCOME TAXES (Note 4)                     (10,000)       (125,000)
                                                   ------------    ------------



NET INCOME                                         $     32,343    $    197,299
                                                   ============    ============

INCOME PER SHARE  (Note 2)                         $        .01    $        .05
                                                   ============    ============

See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

================================================================================

                                                                             Six Months Ended
                                                                               December 31,
                                                                   ----------------------------------
                                                                       1995                    1994
                                                                       ----                    ----
Cash flows from operating activities:                              $    57,146              $ 274,708
  Net income

 Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation                                                    311,579                289,284
       Amortization                                                    158,422                217,235
       (Gain) Loss on disposal of property and equipment               (17,953)                   788
       Provision for loss on accounts receivable                        46,613                 55,998
       Change in assets and liabilities:
             Accounts receivable                                       534,066                395,228
             Inventory                                                (691,644)              (667,260)
             Other assets                                              (86,106)               588,881
             Accounts payable and accrued expenses                     612,888               (600,760)
             Other liabilities                                          88,809                146,415
                                                                   -----------              ---------

         Net cash provided by operating
             activities                                              1,013,820                700,517
                                                                   -----------              ---------

Cash flows from investing activities:
         Purchase of property and equipment                           (289,406)              (218,498)
                                                                   -----------              ---------

Cash flows from financing activities:
         Repayments to banks and others                               (679,706)              (670,307)
         Repurchase and retirement of common stock                        (825)               (21,217)
                                                                   -----------              ---------

         Net cash used in financing activities                        (680,531)              (691,524)
                                                                   -----------              ---------

         Net increase (decrease) in cash and
             cash equivalents                                           43,883               (209,505)

Cash and cash equivalents, beginning
    of period                                                          166,670                477,983
                                                                   -----------              ---------

Cash and cash equivalents, end of period                           $   210,553              $ 268,478
                                                                   ===========              =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for -
         Interest                                                  $   457,300              $ 441,900
         Income taxes                                                  291,100                217,700

    Non-cash transaction -
         Note payable for purchase of inventory                         86,236                   --
         Retirement of capital lease obligation on
             trade-in                                                   48,780                   --
         Residual value of equipment traded in on
             lease retirement                                           30,827                   --

See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (UNAUDITED)

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

Note 2 - Earnings Per Share

         Income per share was computed based on the weighted average number of common stock and common stock equivalent shares outstanding during each period. There were 3,333,600 and 3,695,700 weighted average shares outstanding for the six months ended December 31, 1995 and 1994, respectively, and 3,333,500 and 3,693,300 for the three months ended December 31, 1995, and 1994, respectively.

Note 3 - Inventory

         Inventory is summarized as follows:

                                            December 31, 1995     June 30,1995
                                            -----------------     ------------
         Finished Products                      $5,308,223         $4,592,441
         Work-In-Process                           675,978            694,073
         Raw Material & Supplies                 2,205,011          2,124,818
                                                ----------         ----------

         Total                                  $8,189,212         $7,411,332
                                                ==========         ==========

Note 4 - Income Taxes

         The provision for income taxes represents minimum federal and state income taxes. The Company has recognized a deferred tax asset to the extent existing deductible temporary differences are expected to reverse and enable the Company to recapture alternative minimum taxes previously paid. The deferred tax assets totaling $225,000 and $170,000 in fiscal 1996 and 1995, respectively, are included in other current assets.

                             CUSTOMEDIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                   (UNAUDITED)

================================================================================

Note 5 - Long-Term Debt and Obligations Under Capital Leases


         Long-term debt and obligations under capital leases are summarized as follows:

                                              December 31, 1995   June 30, 1995
                                              -----------------   -------------
         Term Loan                               $6,016,336         $6,279,002
         Revolving credit facility                     --              300,000
         Obligations under capital
          leases                                    487,325            656,292
         Note payable to officer                    591,500            591,500
         Other                                      137,115             47,732
                                                 ----------         ----------
                                                  7,232,276          7,874,526

         Less current portion                       717,669          1,050,600
                                                 ----------         ----------

                 Total                           $6,514,607         $6,823,926
                                                 ==========         ==========

Note 6 - Property and Equipment

         Major classes of property and equipment consist of the following:

                                             December 31, 1995    June 30, 1995
                                             -----------------    -------------
         Machinery and equipment                 $3,327,612         $3,411,694
         Leasehold improvements                   2,136,522          2,081,034
         Furniture and fixtures                   1,501,824          1,337,960
         Transportation equipment                    32,541             32,541
                                                 ----------         ----------
                     Total                        6,998,499          6,863,229

         Less accumulated depreciation
           and amortization                       3,902,922          3,714,656
                                                 ----------         ----------

                                                 $3,095,577         $3,148,573
                                                 ==========         ==========

Note 7 - Reclassifications

         Certain reclassifications have been made to the fiscal 1995 consolidated financial statements in order for them to be presented in conformity with the fiscal 1996 consolidated financial statements.

Note 8 - Subsequent Event

         The Company's Board of Directors received a proposal from the Company's Chief Executive Officer and Chairman offering to acquire the Company through a negotiated merger in which the Company's shareholders, other than the Chairman and certain members of his family, would receive $1-15/16 cash per share. The Company's Board of Directors announced the formation of a Special Committee of the Board in response to this proposal comprised of two outside directors. The Special Committee plans to retain independent legal and financial advisors to advise and assist the Committee in the performance of its functions, including its evaluation of this offer.

Item 2.

                             CUSTOMEDIX CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

================================================================================


Operations

         Sales for the six months ended December 31,1995 were $24,951,900 compared to $24,214,700 for the six months ended December 31, 1994, an increase of $737,200 or 3.0%. Sales for the quarter ended December 31, 1995 were $12,974,400 compared to $12,830,400 for the quarter ended December 31, 1994, an increase of $144,000 or 1.1%. The increases were attributable to higher sales, both domestic and foreign, of many of the Company's products. However, the impact on sales from the increase in unit sales was offset by reductions in fiscal 1996 in the average cost of certain precious metals found in a significant percentage of the Company's products which decreased the selling prices of such products. These decreases reduced sales by approximately $400,000 for the six months ended December 31, 1995 and $400,000 for the quarter ended December 31, 1995. These increases were also offset by decreases in medical sales by the Company's subsidiary, Transidyne General Corporation ("Transidyne") by approximately $173,800 and $44,600 for the six and three months ended December 31, 1995 compared to the same periods of the prior year.

         Gross profit as a percentage of sales was 26.2% for the six months ended December 31, 1995 compared to 27.0% for the six months ended December 31, 1994. Gross profit as a percentage of sales was 25.3% for the quarter ended December 31, 1995 compared to 27.1% for the quarter ended December 31, 1994. These decreases of .8% and 1.8%, respectively, were partially attributable to an increase in the reserve for possibly unsaleable inventory in fiscal 1996 and the write-off of obsolete inventory. These decreases were partially offset by the decrease in the cost of certain precious metals compared to the prior year, which increased gross profit as a percentage of sales. Gross profit as a percentage of sales was 26.5% for the fiscal year ended June 30, 1995.

         Selling, general and administrative expenses were $6,251,100 for the six months ended December 31, 1995 compared to $5,870,800 for the six month period last year. Selling, general and administrative expenses were $3,146,500 for the quarter ended December 31, 1995 as compared to $3,063,900 for the quarter last year. These increases of $380,300 and $82,600 respectively, were due primarily to increases in professional fees, salaries, advertising expenses as well as expenses associated with an alleged employee misappropriation of funds at Transidyne which were partially offset by decreases in pension expenses and amortization of goodwill.

                             CUSTOMEDIX CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

================================================================================

         Income before income taxes was $87,100 for the six months ended December 31, 1995 compared to $459,700 for the six months ended December 31, 1994. This decrease of $372,600 was attributable to increased selling, general and administrative expenses as discussed above. Income before income taxes was $42,300 for the quarter ended December 31, 1995 compared to $322,300 for the quarter ended December 31, 1994. This decrease of $280,000 was primarily due to increased selling, general and administrative expenses and decreased gross profits for the reasons discussed above.

         Provision for income taxes was $30,000 for the six months ended December 31, 1995 compared to $185,000 for the six months ended December 31, 1994. Provision for income taxes was $10,000 for the quarter ended December 31, 1995 compared to $125,000 for the quarter ended December 31, 1994. These decreases of $155,000 and $115,000, respectively, were caused by a decrease in taxable income and due to the recording of deferred tax assets due to the expected reversal of temporary differences which would enable the Company to recapture alternative minimum taxes previously paid.

Impact of Inflation

         The Company experienced only minor inflation-related cost increases which were not a material factor in the comparison of expenses with respect to the periods compared.

Liquidity and Capital Resources

         Working capital increased by approximately $51,800 to $10,692,500 at December 31, 1995 from June 30, 1995. This increase was due primarily to earnings of the Company during the period.

         For the six months ended December 31, 1995, cash generated by operations and cash on hand were primarily used as follows: (i) to reduce debt by approximately $679,700, which included the temporary reduction in the revolving line of credit of $300,000 and (ii) to purchase property and equipment totaling approximately $289,400.

         As of December 31, 1995, the Company was in compliance with all of the financial covenants contained in the loan agreement, as amended, with the Company's principal lending bank (the "Bank"). The loan is scheduled to mature on January 2, 2000. The interest rate on the term loan and the $1,000,000 revolving line of credit were reduced from 1/4% above the Bank's index rate to the Bank's index rate effective November 8, 1995.

                             CUSTOMEDIX CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

================================================================================

         The Company expects significant demands on cash during the next twelve months as a result of anticipated advertising expenses, salaries, professional fees, and federal alternative minimum taxes and state income taxes. In addition, because of the Company's substantial debt burden, a significant portion of cash flow will continue to be used to repay debt. This substantial use of cash limits the funds available for general working capital purposes, product research and marketing, as well as funds that can be expended on new facilities and capital equipment. Furthermore, the ability of the Company to expand operations through mergers or acquisitions is limited by the lack of available cash with which to fund such activities.

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

                                     PART II
                             CUSTOMEDIX CORPORATION
                                OTHER INFORMATION

================================================================================

Item 1.  Legal Proceedings

         There has been no material change from the information set forth in
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and Item 1 under the caption "Legal Proceedings" of the September 30, 1995 Form 10-Q except as follows:

         The Company's subsidiary, Jeneric/Pentron Incorporated, has recently filed suit in Connecticut Superior Court against two former employees and business entities with which they are affiliated for unfair trade practices, breach of contract and breach of common law duties of loyalty in connection with the alleged sale of dental products through companies in competition with Jeneric/Pentron. The Company is seeking injunctive relief and damages. The Company's claims against its former employees, asserted in the Superior Court action, have been submitted to arbitration under the auspices of the American Arbitration Association; however, the Superior Court action remains pending.

Item 5.  Other Information

         On February 5, 1996, the Company's Board of Directors received a proposal from Dr. Gordon S. Cohen, the Company's Chief Executive Officer and Chairman of the Board, to acquire the Company through a negotiated merger. Under the proposal, the Company's stockholders, other than Dr. Cohen and certain members of his family, would receive $1-15/16 cash per share of Customedix stock. The proposal is contingent upon the proponents' securing financing for the transaction.

         The Company's Board of Directors appointed a Special Committee, comprised of Directors Robert N. Thomas and William T.S. Fitch, to review the proposal. The Special Committee intends to retain independent legal and financial advisors to advise and assist the Committee in the performance of its functions, including its evaluation of Dr. Cohen's offer.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:    Three

             10(b)(v) Fourth Amendment to Employment Agreement between Jeneric/Pentron, Incorporated and Gordon S. Cohen.

             10(d)(viii)  Seventh Amendment to Debt Consolidation Facility dated November 8, 1995.

             27           Financial Data Schedule

         (b) Reports on Form 8-K:  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 9, 1996                                Customedix Corporation
Date                                            Registrant


                                                /S/Gordon S. Cohen
                                                ----------------------------
                                                Gordon S. Cohen
                                                Chairman and
                                                Chief Executive Officer


                                                /S/Barry L. Kosowsky
                                                ----------------------------
                                                Barry L. Kosowsky
                                                Principal Financial Officer
                                                Principal Accounting Officer