Form 10-Q
period 1996-03-31
CUSTOMEDIX CORP
filed 1996-05-10
CIK 26361

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

(MARK ONE)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ------------
Commission file number 1-7081

                             CUSTOMEDIX CORPORATION
              ----------------------------------------------------
              (Exact name of registrants specified in its charter)

         Delaware                                        #22-1844840
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         P. O. Box 724, 53 North Plains Industrial Road, Wallingford, CT 06492
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  203-284-9079
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X        No
     ------       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                          Outstanding at March 31, 1996
          -----                          -----------------------------
Common stock $.01 par value                             3,295,886

Item 1.                              PART I
                             CUSTOMEDIX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                    March 31,             June 30,
                                                                      1996                  1995
                                                                  ------------         ------------
                                                                   (Unaudited)              (a)
                                    ASSETS
                                    ------
CURRENT ASSETS:
   Cash and cash equivalents                                      $     31,350         $    166,670
   Accounts receivable, less allowance
    for possible losses of $369,500 and $283,000                     6,982,199            6,862,206
   Inventory  (Note 3)                                               8,294,614            7,411,332
   Other                                                               525,561              581,698
                                                                  ------------         ------------
                    TOTAL CURRENT ASSETS                            15,833,724           15,021,906

PROPERTY AND EQUIPMENT, less accumulated
   depreciation and amortization of $4,057,689
   and $3,714,656 (Note 6)                                           3,042,658            3,148,573

EXCESS OF COST OVER NET ASSETS OF BUSINESSES
   ACQUIRED, less accumulated amortization of
   $2,545,056 and $2,331,371                                         4,595,979            4,809,664

OTHER ASSETS                                                           400,036              416,159
                                                                  ------------         ------------

                    TOTAL ASSETS                                  $ 23,872,397         $ 23,396,302
                                                                  ============         ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt and
     obligations under capital leases (Note 5)                    $    935,327         $  1,050,600
   Accounts payable and accrued expenses                             4,298,466            3,330,687
                                                                  ------------         ------------

                    TOTAL CURRENT LIABILITIES                        5,233,793            4,381,287

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, less current portion (Note 5)                             6,371,235            6,823,926
LONG-TERM PENSION OBLIGATION AND OTHER                               1,776,105            1,788,894
                                                                  ------------         ------------
                    TOTAL LIABILITIES                               13,381,133           12,994,107
                                                                  ------------         ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value - 100,000
     shares authorized; none issued                                       --                   --
   Common stock, $.01 par - 3,900,000 shares
     authorized; 3,295,886 and 3,296,286 outstanding                    32,959               32,963
   Additional paid-in capital                                       26,833,353           26,834,399
   Accumulated deficit                                             (16,375,048)         (16,465,167)
                                                                  ------------         ------------

                    TOTAL STOCKHOLDERS' EQUITY                      10,491,264           10,402,195
                                                                  ------------         ------------

                    TOTAL LIABILITIES AND STOCKHOLDERS'
                         EQUITY                                   $ 23,872,397         $ 23,396,302
                                                                  ============         ============

(a)  Derived from the audited financial statements

See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                                    March 31,
                                                       ---------------------------------
                                                            1996                1995
                                                            ----                ----
REVENUES:
     Sales                                             $ 39,168,228         $ 37,124,566
     Other income                                           374,103              382,047
                                                       ------------         ------------

                  Total revenues                         39,542,331           37,506,613
                                                       ------------         ------------


COSTS, EXPENSES AND OTHER:
     Cost of sales                                       28,517,005           27,064,358
     Selling, general and administrative
       expenses                                          10,073,537            8,926,423
       Interest expense                                     686,670              666,676
                                                       ------------         ------------
                                                         39,277,212           36,657,457
                                                       ------------         ------------

       Income before provision for income taxes             265,119              849,156

PROVISION FOR INCOME TAXES (Note 4)                        (175,000)            (285,000)
                                                       ------------         ------------

NET INCOME                                             $     90,119         $    564,156
                                                       ============         ============

INCOME PER SHARE  (Note 2)                             $        .03         $        .15
                                                       ============         ============

See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                   March 31,
                                                       ---------------------------------
                                                           1996                 1995
                                                           ----                 ----
REVENUES:
     Sales                                             $ 14,216,310         $ 12,909,888
     Other income                                           108,565              138,846
                                                       ------------         ------------

                  Total revenues                         14,324,875           13,048,734
                                                       ------------         ------------

COSTS, EXPENSES AND OTHER:
     Cost of sales                                       10,098,727            9,379,371
     Selling, general and administrative
       expenses                                           3,822,393            3,055,619
       Interest expense                                     225,782              224,296
                                                       ------------         ------------
                                                         14,146,902           12,659,286
                                                       ------------         ------------

       Income before provision for income taxes             177,973              389,448

PROVISION FOR INCOME TAXES (Note 4)                        (145,000)            (100,000)
                                                       ------------         ------------


NET INCOME                                             $     32,973         $    289,448
                                                       ============         ============

INCOME PER SHARE  (Note 2)                             $        .01         $        .08
                                                       ============         ============

See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                  -----------------------
                                                                                  1996               1995
                                                                                  ----               ----

Cash flows from operating activities:
   Net income                                                                   $  90,119         $ 564,156
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                               467,435           437,132
       Amortization                                                               230,346           325,852
       Provision for loss on accounts receivable                                  124,631            83,997
       (Gain) loss on disposal of assets                                          (17,527)              788
       Change in assets and liabilities:
              Accounts receivable                                                (244,624)          138,316
              Inventory                                                          (797,046)         (927,107)
              Other assets                                                         55,599           887,570
              Accounts payable and accrued expenses                               967,779          (870,422)
              Other liabilities                                                   (12,789)          195,887
                                                                                ---------         ---------

         Net cash provided by operating
              activities                                                          863,923           836,169
                                                                                ---------         ---------

Cash flows from investing activities:
         Purchase of property and equipment                                      (392,773)         (223,485)
                                                                                ---------         ---------

Cash flows from financing activities:
         Repayments to banks and others                                          (605,420)         (906,638)
         Repurchase and retirement of common stock                                 (1,050)          (21,217)
                                                                                ---------         ---------

         Net cash used in financing activities                                   (606,470)         (927,855)
                                                                                ---------         ---------

         Net decrease in cash and
              cash equivalents                                                   (135,320)         (315,171)

Cash and cash equivalents, beginning
     of period                                                                    166,670           477,983
                                                                                ---------         ---------

Cash and cash equivalents, end of period                                        $  31,350         $ 162,812
                                                                                =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for -
         Interest                                                               $ 641,200         $ 717,600
         Income taxes                                                             282,100           268,700
     Non-cash transaction -
         Capital lease obligation                                                    --             153,185
         Note payable for purchase of inventory                                    86,236              --
         Retirement of capital lease obligation on
             trade-in                                                              48,780              --
Residual value of equipment traded in on
    lease retirement                                                               30,827              --

See accompanying "Notes to Condensed Consolidated Financial Statements".

                             CUSTOMEDIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,1996
                                   (UNAUDITED)

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

Note 2 - Earnings Per Share

         Income per share was computed based on the weighted average number of common stock and common stock equivalent shares outstanding during each period. There were 3,333,600 and 3,719,200 weighted average shares outstanding for the nine months ended March 31, 1996 and 1995, respectively, and 3,333,400 and 3,716,100 for the three months ended March 31, 1996, and 1995, respectively.

Note 3 - Inventory

         Inventory is summarized as follows:

                                         March 31, 1996     June 30,1995
                                         --------------     ------------
         Finished Products                 $5,303,266        $4,592,441
         Work-In-Process                      725,590           694,073
         Raw Material & Supplies            2,265,758         2,124,818
                                           ----------        ----------

         Total                             $8,294,614        $7,411,332
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

                             CUSTOMEDIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (UNAUDITED)

Note 5 - Long-Term Debt and Obligations Under Capital Leases

         Long-term debt and obligations under capital leases are summarized as follows:

                                          March 31, 1996      June 30, 1995
                                          --------------      -------------
         Term Loan                          $5,914,236          $6,279,002
         Revolving credit facility             300,000             300,000
         Obligations under capital
          leases                               436,149             656,292
         Note payable to officer               591,500             591,500
         Other                                  64,677              47,732
                                            ----------          ----------
                                             7,306,562           7,874,526

         Less current portion                  935,327           1,050,600
                                            ----------          ----------

             Total                          $6,371,235          $6,823,926
                                            ==========          ==========

Note 6 - Property and Equipment

         Major classes of property and equipment consist of the following:

                                              March 31, 1996      June 30, 1995
                                              --------------      -------------
         Machinery and equipment                $3,362,589          $3,411,694
         Leasehold improvements                  2,164,268           2,081,034
         Furniture and fixtures                  1,540,949           1,337,960
         Transportation equipment                   32,541              32,541
                                                ----------          ----------
                      Total                      7,100,347           6,863,229

         Less accumulated depreciation
           and amortization                      4,057,689           3,714,656
                                                ----------          ----------

                                                $3,042,658          $3,148,573
                                                ==========          ==========

Note 7 - Reclassifications

         Certain reclassifications have been made to the fiscal 1995 consolidated financial statements in order for them to be presented in conformity with the fiscal 1996 consolidated financial statements.

Note 8 - Subsequent Event

         The Company was advised on May 8, 1996 that the February 5, 1996 proposal from Dr. Gordon S. Cohen to acquire the Company through a negotiated merger was withdrawn.

Item 2.

                             CUSTOMEDIX CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
================================================================================

Operations

         Sales for the nine months ended March 31, 1996 were $39,168,200 compared to $37,124,600 for the nine months ended March 31, 1995, an increase of $2,043,600 or 5.5%. Sales for the quarter ended March 31, 1996 were $14,216,300 compared to $12,909,900 for the quarter ended March 31, 1995, an increase of $1,306,400 or 10.1%. The increases were attributable to higher unit sales, both domestic and foreign, of many of the Company's products. The increase in unit sales was offset by reductions in fiscal 1996 in the average cost of certain precious metals found in a significant percentage of the Company's products, which decreased the selling prices of such products. These decreases reduced sales by approximately $640,000 for the nine months ended March 31, 1996 and $240,000 for the quarter ended March 31, 1996 compared with the corresponding periods of the prior year. Unit sale increases were also offset by decreases in medical sales by the Company's subsidiary, Transidyne General Corporation ("Transidyne"), of approximately $252,200 and $78,400 for the nine and three months ended March 31, 1996, respectively, compared to the same periods of the prior year.

         Gross profit as a percentage of sales was 27.2% for the nine months ended March 31, 1996 compared to 27.1% for the nine months ended March 31, 1995. Gross profit as a percentage of sales was 29.0% for the quarter ended March 31, 1996 compared to 27.3% for the quarter ended March 31, 1995. These increases of
 .1% and 1.7%, respectively, were attributable in part to a change in product mix to higher margin products and in part to the decrease in the cost of certain precious metals compared to the prior year, which increased gross profit as a percentage of sales. These increases were partially offset by an increase in the reserve for possibly unsaleable inventory in fiscal 1996 and the write-off of obsolete inventory. Gross profit as a percentage of sales was 26.5% for the fiscal year ended June 30, 1995.

         Selling, general and administrative expenses were $10,073,500 for the nine months ended March 31, 1996 compared to $8,926,400 for the nine month period last year. Selling, general and administrative expenses were $3,822,400 for the quarter ended March 31, 1996 as compared to $3,055,600 for the prior year quarter. These increases of $1,147,100 and $766,800 respectively, were due primarily to increases in professional fees; salaries; advertising expenses; expenses of the Special Committee appointed by the Board of Directors to consider Dr. Cohen's proposal described below in Part II, Item 5, "Other Information"; and expenses associated with an alleged employee misappropriation of funds at Transidyne; the increases were partially offset by decreases in pension expenses and amortization of goodwill.

                             CUSTOMEDIX CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

         Income before income taxes was $265,100 for the nine months ended March 31, 1996 compared to $849,200 for the nine months ended March 31, 1995. Income before income taxes was $178,000 for the quarter ended March 31, 1996 compared to $389,400 for the quarter ended March 31, 1995. These decreases of $584,100 and $211,400 respectively, were primarily attributable to increased selling, general and administrative expenses as discussed above and were partially offset by increased gross profits.

         Provision for income taxes was $175,000 for the nine months ended March 31, 1996 compared to $285,000 for the nine months ended March 31, 1995. Provision for income taxes was $145,000 for the quarter ended March 31, 1996 compared to $100,000 for the quarter ended March 31, 1995. The increased effective tax rate was due to the Company using the balance of its available net operating loss carryforwards in fiscal 1995 and due to an increase in non-deductible expenses incurred in fiscal 1996.

Impact of Inflation

         The Company experienced only minor inflation-related cost increases which were not a material factor in the comparison of expenses with respect to the periods compared.

Liquidity and Capital Resources

         Working capital decreased by approximately $40,700 to $10,599,900 at March 31, 1996 from June 30, 1995.

         For the nine months ended March 31, 1996, cash generated by operations and cash on hand were primarily used as follows: (i) to reduce debt by approximately $605,400, and (ii) to purchase property and equipment totaling approximately $392,800.

         As of March 31, 1996, the Company was in compliance with all of the financial covenants contained in the loan agreement, as amended, with the Company's principal lending bank (the "Bank"). The loan is scheduled to mature on January 2, 2000. The interest rate on the term loan and the $1,000,000 revolving line of credit were reduced from 1/4% above the Bank's index rate to the Bank's index rate effective November 8, 1995.

                             CUSTOMEDIX CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

         The Company expects significant demands on cash during the next twelve months as a result of anticipated advertising expenses, salaries, continuing litigation expenses, facilities expansion, increased costs associated with regulatory compliance relating to sales of the Company's products, federal alternative minimum taxes and state income taxes. In addition, because of the Company's substantial debt burden, a significant portion of cash flow will continue to be used to repay debt. This substantial use of cash limits the funds available for general working capital purposes, product research and marketing, as well as funds that can be expended on new facilities and capital equipment. Furthermore, the ability of the Company to expand operations through mergers or acquisitions is limited by the lack of available cash with which to fund such activities.

Future Outlook

         The Company expects to continue to incur high expenses in the areas of new product development and research and product introduction. The Company expects these efforts will focus primarily on dental products, and the associated expenses could contribute to reduced earnings. In addition, the dental products market faces increasing competition and profitability pressures, both in domestic and foreign markets. Accordingly, the Company may experience further reduction in its margins on certain dental products. The Company is highly leveraged and any significant increase in interest rates could materially and adversely affect the Company's profitability and cash flow.

         The Company's profitability could be adversely affected in fiscal 1996 and 1997 if it incurs significant legal costs in connection with the prosecution of a suit filed by its subsidiary, Jeneric/Pentron, Inc. ("Jeneric/Pentron") against two former employees and business entities with which they are affiliated for unfair trade practices, breach of contract and breach of common law duties of loyalty; in the defense of a suit filed against Jeneric/Pentron by Synspar & Pentron Dental Products, s.r.l.; and in connection with a recently instituted proceeding in Germany, all of which are described under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and in the Company's Reports on Form 10-Q for the periods ended September 30, 1995, December 31, 1995, and March 31, 1996. An adverse outcome in some or all of these matters, or protracted litigation, could have a material adverse effect on the Company's financial condition and results of operations.

                                     PART II
                             CUSTOMEDIX CORPORATION
                                OTHER INFORMATION
================================================================================

Item 1.           Legal Proceedings

                  There has been no material change from the information set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and Item 1 under the caption "Legal Proceedings" in the Reports on Form 10-Q filed for the periods ended September 30, 1995 and December 31, 1995 except as follows:

                  In conjunction with the Company's receipt of a proposal in February 1996 from Dr. Gordon S. Cohen, the Company's Chief Executive Officer and Chairman, offering to acquire the Company through a negotiated merger, certain class action complaints were filed in the Court of Chancery for the State of Delaware in and for New Castle County, which suits are styled as follows: Moise Katz v. Gordon S. Cohen, Martin L. Schulman, William T. Fitch, Elry C. Bird, Robert S. Cooper, David H. Leigh, Robert N. Thomas and Customedix Corporation, Civil Action No. 14812; Frederick Manillo v. Gordon S. Cohen, Martin L. Schulman, William T. Fitch, Elry C. Bird, Robert S. Cooper, David H. Leigh, Robert N. Thomas and Customedix Corporation, Civil Action No. 14813; Thomas Torre v. Gordon S. Cohen, Martin L. Schulman, William T. Fitch, Elry C. Bird, Robert S. Cooper, David H. Leigh, Robert N. Thomas and Customedix Corporation, Civil Action No. 14814; Sylvia Torre v. Gordon S. Cohen, Martin L. Schulman, William T. Fitch, Elry C. Bird, Robert S. Cooper, David H. Leigh, Robert N. Thomas and Customedix Corporation, Civil Action No. 14818. All of the above actions were brought on behalf of the plaintiffs and all other stockholders of the Company and seek to enjoin the proposed transaction or, in the alternative, to recover damages. The Company believes that the withdrawal of Dr. Cohen's proposal renders these actions moot.

                  Ivoclar A.G. ("Ivoclar") has sued Jeneric/Pentron Inc. ("Jeneric/Pentron") and its German distributor for unfair competition in connection with sales of porcelain pellets used for manufacturing dental restorations. The action was brought in Landgericht Regional Court in Cologne, Germany. Potential damages, if any, are uncertain; however, an adverse decision in this action could preclude Jeneric/Pentron from selling such porcelain pellets in Germany. Jeneric/Pentron believes it has meritorious defenses to Ivoclar's claim and has instructed its attorneys to vigorously defend this action.

                                     PART II
                             CUSTOMEDIX CORPORATION
                                OTHER INFORMATION
================================================================================

Item 5.           Other Information

                  On February 5, 1996, the Company's Board of Directors received a proposal from Dr. Gordon S. Cohen, the Company's Chief Executive Officer and Chairman of the Board, to acquire the Company through a negotiated merger. Under the proposal, the Company's stockholders, other than Dr. Cohen and certain family trusts, would receive $1-15/16 cash per share of Customedix stock. On May 8, 1996, the Company issued a press release announcing that the proposal had been withdrawn. The press release of Customedix Corporation, dated May 8, 1996, is incorporated herein by reference.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits:   Two

                       27          Financial Data Schedule

                       99 Press Release of Customedix Corporation dated May 8, 1996.

                  (b)  Reports on Form 8-K:  None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 1996                                    Customedix Corporation
- --------------------                            ----------------------------
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